Form 10QSB
period 1995-08-31
TUBBYS INC
filed 1995-10-13
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             August 31, 1995
                                       --------------------------------------

                                      OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________


                        Commission File Number 0-12706


                                 Tubby's, Inc.
-----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                    New Jersey                              22-2166602
-----------------------------------------------------------------------------
        (State or other jurisdiction                   (I.R.S. Employer
        of incorporation or organization)              Identification Number)


        6029 East Fourteen Mile Road, Sterling Heights, Michigan 48312
-----------------------------------------------------------------------------
                   (Address of principal executive officers)


                                 810/978-8829
-----------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__   No _____




As of October 10, 1995, there were 25,381,131 shares of common stock outstanding.

                                             INDEX

                                                                               Page No.

PART I -Financial Information

Item 1. Financial Statements (Unaudited)...........................................   3

        Consolidated Balance Sheets, August 31, 1995 and November 30, 1994.........   3

        Consolidated Statements of Operations, Three and Nine Months Ended
        August 31, 1995 and 1994...................................................   5

        Consolidated Statements of Cash Flows, Nine Months Ended August 31,
        1995 and 1994..............................................................   6

        Notes to Consolidated Financial Statements.................................   7


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations......................................................   9


PART II - Other Information

Item 2. Legal Proceedings.........................................................   15

Item 4. Submission of Matters to a Vote of Security Holders.......................   15

Item 6. Exhibits and Reports on Form 8-K..........................................   15


Signatures........................................................................   15


Tubby's Inc. - Form 10Q/SB              - 2 -                 August 31, 1995

PART I - Financial Information                  ITEM 1 - Financial Statements
-----------------------------------------------------------------------------

                        TUBBY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  August 31,   November 30,
                                                                     1995          1994
        ASSETS                                                   (Unaudited)      (Note)
-------------------------------------------------------------------------------------------
Current Assets:
   Cash & Cash Equivalents                                        $  986,784    $  347,706
   Accounts & Notes Receivable, Less Allowance for Doubtful
       Accounts of $84,630 ($84,630 in 1994)                         461,858       300,998
   Inventories                                                        33,467        48,377
   Prepaid Expenses and Other                                         89,827        28,380
   Construction in Progress                                           27,944          --
                                                                  ----------    ----------
   Total Current Assets                                            1,599,880       725,461

Property & Equipment:
   Land                                                              253,623       253,623
   Building and Improvements                                         434,172       441,870
   Furniture & Fixtures                                              120,371       121,561
   Equipment                                                         338,730       332,695
   Vehicles                                                           15,009        15,009
                                                                  ----------    ----------
                                                                   1,161,905     1,164,758
   Less Accumulated Depreciation                                     509,573       507,163
                                                                  ----------    ----------
   Net Property and Equipment                                        652,332       657,595

   Net Assets Held for Disposal                                      159,471       304,000

Other Assets:
   Intangibles, Less Amortization of $51,674 ($46,442 in 1994)       349,523       343,692
   Notes Receivable, Less Allowance for Doubtful
        Accounts of $181,091 ($181,091 in 1994)                      470,091       553,830
   Related Party Receivables                                          13,413        77,316
   Other Assets                                                       22,435        21,416
                                                                  ----------    ----------
   Total Other Assets                                                855,462       996,254

TOTAL ASSETS                                                      $3,267,145    $2,683,310
                                                                  ==========    ==========

Note: The balance sheet at November 30, 1994 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    See Accompanying Notes to Consolidated
                             Financial Statements

Tubby's Inc. - Form 10Q/SB              - 3 -                 August 31, 1995

                        TUBBY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   August 31,     November 30,
                                                      1995            1994
  LIABILITIES AND SHAREHOLDERS' EQUITY            (Unaudited)        (Note)
------------------------------------------------------------------------------
Current Liabilities:
   Accounts Payable                               $   147,100     $   161,553
   Accrued Liabilities:
         Compensation                                  26,809          31,688
         Other                                         29,418          36,042
       Joint Venture                                   10,000          10,000
       Deferred Revenue                                70,964         140,875
       Long-Term Debt & Capital Lease Due
         Within One Year                              270,300         281,525
                                                  -----------     -----------
   Total Current Liabilities                          554,591         661,683

Deferred Revenue                                      134,625          61,000

Long-Term Debt & Capital Leases                       263,565         330,038
                                                  -----------     -----------

Total Liabilities                                     952,781       1,052,721

Shareholders' Equity:
   Common Stock, $.001 Par Value, 30,000,000
       Shares Authorized 25,381,131 Issued and
       Outstanding (19,613,131 Shares in 1994)         25,382          19,632
   Additional Paid-In Capital                       3,430,044       2,975,794
   Retained Earnings (Deficit)                     (1,141,062)     (1,364,837)
                                                  -----------     -----------

Total Shareholders' Equity                          2,314,364       1,630,589

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                           $ 3,267,145     $ 2,683,310
                                                  ===========     ===========

Note: The balance sheet at November 30, 1994 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    See Accompanying Notes to Consolidated
                             Financial Statements

Tubby's Inc. - Form 10Q/SB              - 4 -                 August 31, 1995

                        TUBBY'S, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended               Nine Months Ended
                                             August 31,       August 31,      August 31,       August 31,
                                               1995             1994             1995            1994
                                             ----------       ----------      ----------       ----------
Revenues:
   Food Sales                              $    319,093     $    431,980     $  1,023,200     $  1,235,638
   Franchise Fees:
       Monthly                                  179,770          158,457          507,825          472,989
       Initial                                    8,000           15,000           95,750           36,250
   Equipment & Restaurant Sales                 122,715           39,860          430,164          560,274
   Advertising Fees                             158,012          138,742          427,738          390,049
   Commissions & Other Fees                      75,026           58,511          306,432          225,354
                                           ------------     ------------     ------------     ------------
   Total Revenues                               862,616          842,550        2,791,109        2,920,554

Costs & Expenses:
   Operating Expenses                           484,640          846,286        1,541,985        2,128,776
   Cost Of Food Sales                           238,330          343,203          759,791        1,006,864
   Cost of Equipment & Restaurant Sales          98,364           38,405          381,168          551,131
   Provision for Doubtful Accounts                 --            300,130             --            371,358
                                           ------------     ------------     ------------     ------------
   Total Costs & Expenses                       821,334        1,528,024        2,682,944        4,058,129
                                           ------------     ------------     ------------     ------------

Operating Income (Loss)                          41,282         (685,474)         108,165       (1,137,575)
                                           ------------     ------------     ------------     ------------

Other Income (Expense):
   Provision For Estimated Loss
       On Disposal                              (39,000)            --            (89,000)            --
   Interest Expense                              (8,934)         (15,880)         (30,495)         (59,621)
   Gain On Sale of Fixed Assets                    --              4,184          109,178           19,672
   Interest Income                               22,462           16,314           63,864           48,391
   Minority Interest                              1,483           77,913           51,483          168,964
   Miscellaneous                                    954             --             10,908             --
                                           ------------     ------------     ------------     ------------
   Total Other (Expense)                        (23,035)          82,531          115,938          177,406

Income (Loss) Before Income Taxes                18,247         (602,943)         224,103         (960,169)

Provision for Income Taxes                          329             --                329             --
                                           ------------     ------------     ------------     ------------

Net Income (Loss)                          $     17,918     $   (602,943)    $    223,774     $   (960,169)
                                           ============     ============     ============     ============

Net Income (Loss) Per Share                $     0.0007     $    (0.0307)    $     0.0091     $    (0.0492)
                                           ============     ============     ============     ============

Weighted Average Number of
   Shares Outstanding                        25,381,131       19,631,131       24,701,801       19,530,827
                                           ============     ============     ============     ============


Tubby's Inc. - Form 10Q/SB              - 5 -                 August 31, 1995

                         TUBBY'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                    Nine Months Ended August 31,
                                                                         1995          1994
                                                                     (Unaudited)    (Unaudited)
                                                                     -----------    ----------
Cash Flows From Operating Activities:
   Net Income (Loss)                                                  $ 223,774     $(960,169)
   Adjustments to Reconcile Net Income (Loss) to Net
       Cash Provided (Used) by Operating Activities:
       Depreciation and Amortization                                     80,323       294,702
       Provision For Estimated Loss On Disposal Of Restaurant            89,000          --
       Minority Interest in Net Loss                                    (51,483)     (168,964)

   Provision for Losses on Accounts & Notes Receivable                     --         371,362

   Gain on Sale of Fixed Assets                                        (109,178)      (19,672)

   Increase (Decrease) in Cash Due to Changes In:
       Accounts & Notes Receivable                                     (160,860)      174,748
       Inventories                                                       14,910        51,034
       Prepaid Expenses & Other                                         (61,447)      145,611
       Construction In Progress                                         (27,944)         --
       Accounts Payable                                                 (14,453)     (177,783)
       Accrued Liabilities                                              (11,503)      112,216
       Deferred Revenues                                                  3,714        73,000
                                                                      ---------     ---------
   Net Cash Provided (Used) by Operating Activities                     (25,147)     (103,915)

Cash Flows from Investing Activities:
   Purchase of Property & Equipment                                     (64,590)     (131,381)
   Net Proceeds from Sale of Property & Equipment                       213,800        50,000
   Related Parties Receivables                                           63,903        19,977
   Intangibles                                                          (13,910)         --
   Other Assets                                                          (1,019)         --
   Notes Receivable Paid                                                 83,739        27,202
                                                                      ---------     ---------
   Net Cash Provided By Investing Activities                            281,923       (34,202)

Cash Flows from Financing Activities:
   Payments on Long-Term Debt                                           (77,698)      (67,363)
   Proceeds from Issuance of Capital Stock                              460,000       186,500
                                                                      ---------     ---------
   Net Cash Provided by Financing Activities                            382,302       119,137

Increase (Decrease) in Cash                                             639,078       (18,980)
Cash at Beginning of Period                                             347,706       200,966
                                                                      ---------     ---------
Cash at End of Period                                                 $ 986,784     $ 181,986
                                                                      =========     =========

                    See Accompanying Notes to Consolidated
                             Financial Statements

Tubby's Inc. - Form 10Q/SB              - 6 -                 August 31, 1995

                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - Consolidated Financial Statements

        The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conforming with generally accepted accounting principles. In the opinion of The Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at August 31, 1995 and August 31, 1994 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto as of November 30, 1994 and the Form 10-KSB as of November 30, 1994.

NOTE 2 -  Accounting for Income Taxes

        The Company has acquired net operating loss carry forwards relating to the SYF merger of approximately $1,250,000 which are available to offset future taxable income. However, to the extent such loss carry forwards are utilized to reduce future operating income, the related tax benefit will first be credited to goodwill until fully eliminated and then to income. Utilization of these losses is limited based on the taxable income generated by the activity that generated these loses and expire beginning in 1999.

        The Company also has net operating loss carry forwards for tax purposes of approximately $938,000 relating to losses incurred subsequent to the SYF acquisition which expires beginning in 2006.

NOTE 3 - Shareholders Equity

        On January 17, 1995, the Board of Directors of Tubby's, Inc. authorized the sale of 5,000,000 shares of restricted common stock through private placements at $0.08 per share and, on February 28, 1995, amended the authorization to increase the number of shares to 5,750,000. During the quarter ended February 28, 1995, the company issued 5,750,000 at a price of $0.08 per share. Proceeds from these sales, net of fees to NASDAQ, amounted to $372,500 and included a Tubby's Sub Shop valued at $80,000, (see Note #4, Related Party Transactions).

NOTE 4 - Related Party Transactions

        Certain individuals who are officers and directors of Tubby's, Inc. purchased 3,000,000 shares of restricted common stock at $0.08 per share, (see Note #3, Shareholders Equity). The net proceeds of these sales amounted to $240,000 and included a Tubby's Sub Shop valued at $80,000. Historical valuation methods as used with outside franchisees were utilized to determine the value of this Tubby's Sub Shop.

        In addition to the above, in February, 1995, The Company sold one of its Company stores for $135,000, to a relation of a Board member. The purchase price was determined based upon historical valuation methods as used with outside franchisees. The Company received net proceeds of $140,000. The distribution is as follows:

               Amount Received For Purchase of Store        $   135,000.00
               Initial Franchise Fee                             15,000.00
               Store Remodeling Costs                           (10,000.00)
                                                            --------------
               Net Cash Received By The Company             $   140,000.00
                                                            ==============

NOTE 5 - Assets Held For Disposal

        During the quarter ended August 31, 1994, The Company contemplated the sale of two of its Tubby's Express restaurants. At that time management provided $137,000 for the expected losses from operations and on disposal of these locations. In December, 1994, Management decided to close these restaurants and did so on January 31, 1995. Additionally, Management decided to sell the four remaining Tubby's Express restaurants. Additional reserves of $180,514, $50,000, and $39,000 have been recorded for the estimated loss on disposal of these locations at November 30, 1994, May 31, 1995, and August 31, 1995, respectively.

        The net assets held for disposal of $159,471 and $304,000 respectively have been separately disclosed in the accompanying balance sheet for August 31, 1995, and November 30, 1994. The assets consist primarily of building improvements and equipment, net of accumulated depreciation, totaling $240,767, less $81,296 reserve for estimated losses on disposal and $622,000, less $353,000 reserve for estimated losses on disposal respectively. The reserve for estimated losses was increased by $89,000 as a result of increased losses associated with the disposal of these locations. Revenues from the Tubby's Express restaurants totaled $537,837 and $620,040 respectively for the nine months ended August 31, 1995 and August 31, 1994.

NOTE 6 - Litigation

        On August 17, 1995, a civil action was commenced in the United States District Court for the Eastern District of Michigan, captioned Patrick
        J. McCourt, Individually, the Patrick J. McCourt Trust, and McCourt Corporation, a Michigan corporation v Tubby's, Inc., a New Jersey Corporation, the McTub Company, a Michigan partnership, Robert M. Paganes, P. Terrance Paganes, J. Thomas Paganes, Vincent J. Tatone, Docket No. 95-CV-73339-DT. Patrick J. McCourt, as trustee of the Patrick J. McCourt Trust and as President of McCourt Corporation, purchased restricted shares of Tubby's common stock pursuant to private placements in June, July and November of 1993, and formed the McTub Company, a general partnership with Tubby's, in August of 1993 for the purpose of owning and operating certain quick service restaurants. Plaintiffs' Complaint seeks recision of those transactions and, in connection therewith, alleges violation of federal securities regulations, fraudulent misrepresentation, violation of the racketeer influenced and corrupt organizations act, dissolution of partnership and accounting, violation of Michigan's security act and Michigan's franchise investment law. The Company filed an answer in which it denied liability to Plaintiffs. In addition, the Company filed a cross-claim against the McTub Company seeking a declaratory judgment that The Company is entitled to a distribution in the amount of $105,000.00 prior to any other distributions that may be made by that company, and filed third-party complaints against

        Alexander P. Bardy, the Company's former President and Chief Executive Officer, and Kevin J. Sullivan, the Company's former Chief Financial Officer. In the third-party complaints, the Company denies any liability to Plaintiffs but asserts, alternatively, in the event that it is determined to be liable to Plaintiffs for any amount of money damages, third party defendants would be liable to the Company for all such damages, plus any additional damages sustained by the Company in connection with the Complaint. The Company intends to zealously defend against the claims asserted in the Complaint and to zealously prosecute its cross-claim and third-party complaints.

PART I - Financial Information             ITEM 2 - Management's Discussion
                                           and Analysis of Financial Condition
                                           and Results of Operation.
------------------------------------------------------------------------------


The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's Form 10-KSB and audited financial statements and notes thereto for the fiscal year-ended November 30, 1994.

Financial Condition

        Cash increased by $639,078 for the nine months ended August 31,1995 as compared with a decrease of $18,980 for the nine months ended August 31, 1994. The Company's cash position has continued to improve as a result of its ongoing "back-to basics" operations approach, the sale of a Company-owned store, the private placement of restricted stock and the strong cost cutting measures initiated in the previous fiscal year. Additionally, the implementation of new procedures have accelerated the collection of accounts and notes receivable. The improvement in cash position is particularly noteworthy in light of The Company's timely status relative to it's vendors and general creditors.

        The Company closed two unprofitable Tubby's Express restaurants on January 31, 1995, sold two unprofitable Tubby's Express restaurants on June 1, 1995, and September 1, 1995, and anticipates the sale of the two remaining Tubby's Express restaurants during 1995, (see Note #5, Assets Held for Disposal). Though the closing and sale of these four restaurants has reduced food sales, The Company anticipates that it will not experience additional operating losses as had been previously associated with the Tubby's Express concept. Rather, The company will experience increased monthly franchise and advertising income resulting from the continued operation of the two Tubby's Express restaurants that were sold to a franchisee.

        The sale of a Tubby's Express restaurant and a company owned store as well as the opening of seven new franchised restaurants resulted in the recognition of initial franchise fees of $95,750, equipment sales of $430,164, and continuing monthly franchise and advertising fees. The anticipated opening of three additional franchised locations and the sale of a Tubby's Express restaurant will occur by the end of the fiscal year at November 30, 1995 and will similarly result in additional equipment sales, the recognition of initial franchise fees, and continuing monthly franchise and advertising fees. The three new franchised locations consist of two Tubby's Sub Shops and one Stuff-Yer-Face restaurant. The Company believes that with profitable first, second and third quarters and the anticipated openings of at least three additional franchised restaurants in the fourth quarter, it will obtain its goal of achieving a profitable 1995 fiscal year.

        Additionally, The Company, during the nine months ending August 31, 1995, sold two Area Development Agreements (ADA). The Company anticipates that the ADA's will eventually result in ten new franchised restaurants; one of which has already opened in August, 1995. The Company received $72,000 cash and a $8,000 note that matures February 7, 1996, in payment for the two ADA's. As each restaurant of an ADA opens, the initial franchise fee of $8,000 will be recognized as income to The Company.

        The Company in an effort to accelerate its growth in future periods has initiated the search process for finding and hiring an individual experienced in real estate activities. This individual will be responsible for the site selection process for future Tubby's Sub Shops as well as for lease negotiation with prospective landlords on behalf of The Company and/or its franchisees.

Results of operations for the three months ended August 31, 1995 as compared with the three months ended August 31, 1994.

        Revenues for the three months ended August 31, 1995, rose 2.4% to $862,616 as compared to the same period of 1994. Cost and Expenses for the three months ended August 31, 1995, decreased by 46.2% to $821,334 as compared to same period of 1994.

        Of the overall revenue increase, Food Sales declined $112,887 or 26.1%. The decline in Food Sales is largely attributable to the closing of the two unprofitable company-owned Tubby's Express restaurants and the sale of a company-owned Tubby's Express and Tubby's Sub Shop restaurant to franchisees. Monthly Franchise and Advertising fees increased approximately $40,583 or 13.7% reflecting the opening of seven new franchised Tubby's Sub Shops and the sale of two company-owned restaurants to franchisees in the current fiscal year as well as the improved sales of existing restaurants. Initial Franchise Fees decreased by $7,000 or 46.7% reflecting the opening of one Tubby's Sub Shop restaurant at the reduced ADA fee of $8,000 in the three months ended August 31, 1995, as opposed to the normal $15,000 fee. Equipment and Restaurant Sales increased by $82,855 or 207.9% reflecting the sale of one "turnkey" Tubby's Sub Shop as well miscellaneous sales of equipment to existing franchisees. Commissions and Other increased by $16,515 or 28.2% reflecting increased efforts to collect vendor commissions.

        Of the overall decline in Costs & Expenses, Operating Expenses declined $361,646 or 42.7% reflecting the closing and sale of the company owned stores mentioned above as well as the ongoing cost cutting measures initiated in the previous fiscal year. Likewise, Cost of Food Sales declined $104,873 or 30.6%, also reflecting the sale of the company-owned stores mentioned above. Cost of Equipment & Restaurant Sales increased by $59,959 or 156.1% reflecting the cost associated with the sale of one "turnkey" Restaurant and other miscellaneous equipment. Overall Operating Income derived from Equipment & Restaurant Sales increased from 3.7% of sales in 1994 to 19.8% of sales in 1995 or a increase of $22,896 between the two years. There is no addition required for the Provision for Doubtful Accounts in 1995 reflecting the disposition in 1994 of accounts believed to be uncollectible and the aggressive collection efforts initiated in 1995.

        The Company provided an additional $39,000 to the provision for the estimated loss on disposal of its Tubby's Express Restaurants. The effect of this current period expense was partially negated by the increased Minority Interest of $1,483. Interest Expense decreased by $6,946 or 43.7% reflecting the continuing reduction of debt and the fiscal restraint exercised by management with its "back to basics" approach. Interest Income increased by $6,148 or 37.7% reflecting the investment of excess company funds.

        The Company's subsidiary that provides advertising and promotional services for the benefit of The Company and its franchisees incurred an Operating Loss of $26,887 for the three months ending August 31, 1995, effectively decreasing consolidated operating and net income by a similar amount. Though the Company believes that the increased advertising and promotional effort was warranted by market conditions at the time, it is the intention of The Company in the future to expend funds only to the extent that advertising revenue is obtained from its franchisees and company owned stores. The effect of this operating loss by The Company's advertising subsidiary was a reduction of Operating Income of $68,169 to $41,282 and Net Income of $44,805 to $17,918 for the three months ending August 31, 1995.

        The Company incurred Operating Income of $41,282 and Net Income of $17,918 for the three months ending August 31, 1995. For the three months ended August 31, 1994, The Company incurred an Operating Loss of $685,474 and a Net Loss of $602,943. The Company believes that this profitable quarter is a direct result of its ongoing aggressive cost cutting measures and "back to basics" approach.

        For the three months ended August 31, 1995, The Company opened one new franchised restaurant and sold a Company owned Tubby's Express restaurant. The Tubby's Express restaurant will continue operations as a franchised location of The Company. Additionally one new multiple store ADA was initiated.

Results of Operations for the nine months ended August 31, 1995 as compared with the nine months ended August 31, 1994.

        Revenues for the nine months ended August 31, 1995, decreased 4.4% to $2,791,109 as compared to the same period of 1994. Cost and Expenses for the nine months ended August 31, 1995, decreased by 33.9% to $2,682,944 as compared to the same period of 1994.

        Of the overall revenue increase, Food Sales declined $212,438 or 17.2%. The decline in Food Sales is largely attributable to the closing of the two unprofitable company-owned Tubby's Express restaurants and the sale of a company-owned Tubby's Express and Tubby's Sub Shop restaurant to franchisees. Monthly Franchise and Advertising fees increased approximately $72,525 or 8.4% reflecting the opening of seven new franchised Tubby's Sub Shops and the sale of two company-owned restaurants to franchisees in the current fiscal year as well as the improved sales of existing restaurants. Initial Franchise Fees increased by $59,500 or 164.1% reflecting the opening of the seven Tubby's Sub Shops in 1995. Equipment and Restaurant Sales declined by $130,110 or 23.2% reflecting lower sales. However, the Operating Income generated by the lower Equipment and Restaurant sales increased from $9,143 or 1.6% in 1994 to $48,996 or 11.4% in 1995. Commissions and Other increased by $81,078 or 36.0% reflecting increased system-wide sales and additional efforts to collect vendor commissions.

        Of the overall decline in Costs & Expenses, Operating Expenses declined $586,791 or 27.6% reflecting the closing and sale of the company owned stores mentioned above as well as the ongoing cost cutting measures initiated in the previous fiscal year. Likewise, Cost of Food Sales declined $247,073 or 24.5% reflecting the sale of the company-owned stores mentioned above. The Company believes that as of August 31, 1995, it has an adequate Provision for Doubtful Accounts and, as a result; has not provided for any additional provision.

        Other Income decreased $61,468 or 34.6% for the nine months ending August 31, 1995 as compared to the nine months ending August 31, 1994. The Company provided an additional $89,000 for the estimated loss on disposal of its Tubby's Express Restaurants. The effect of this current period expense was partially negated by the increased Minority Interest of $51,483. Interest Expense decreased by $29,126 or 48.9% reflecting reduced debt. Interest Income increased by $15,473 or 32.0% reflecting earnings generated by the investment of excess funds. The sale of a company owned store resulted in a gain of $109,178, (see Note #4 of the Consolidated Financial Statements).

        The Company's subsidiary that provides advertising and promotional services for the benefit of The Company and its franchisees incurred an Operating Loss of $84,801 for the nine months ending August 31, 1995, effectively decreasing consolidated operating and net income by a similar amount. Though Company Management believes that the increased advertising and promotional effort was warranted by market conditions at the time, it is the intention of The Company in the future to expend funds only to the extent that advertising revenue is obtained from its franchisees and company owned stores. The effect of this Operating Loss by the Company's advertising subsidiary was a reduction of Operating Income of $192,966 to $108,165 and Net Income of $308,575 to $223,774 for the nine months ending August 31, 1995.

        Operating Income for the nine months ended August 31, 1995, increased to $108,165 as compared to an Operating Loss of $1,137,575 for the similar period in 1994. Net Income for the nine months ended August 31, 1995 increased to $223,774 as compared to a Net Loss of $960,169 for the nine months ending August 31, 1994.

        For the nine months ended August 31, 1995, the Company opened seven new franchised restaurants in addition to the sale of two Company-owned restaurants. An additional Company-owned Tubby's Express Restaurant was sold to a franchisee on September 1, 1995. Two new multiple store ADA's representing ten stores were initiated in the nine months ended August 31, 1995. The Company closed two unprofitable Tubby's Express Restaurants, (see Note #5, Assets Held For Disposal). The company as of August 31, 1995, has sixty-one franchised and five company owned restaurants.

Liquidity and Capital Resources

        On January 17, 1995, the Board of Directors of Tubby's, Inc. authorized the sale of 5,000,000 shares of restricted common stock through private placements at $0.08 per share and, on February 28, 1995, amended the authorization to increase the number of shares to 5,750,000. During the quarter ended February 28, 1995, the company issued 5,750,000 at a price of $0.08 per share. Proceeds from these sales, net of fees to NASDAQ, amounted to $372,500 which included a Tubby's Sub Shop valued at $80,000, (see Note #4, Related Party Transactions). Of the shares authorized, the $80,000 proceeds from the final sale of 1,000,000 shares were received in March of 1995.

        In addition to the eight new franchised restaurants opened and the two company-owned restaurants sold in the first three quarters of 1995, two new Tubby's Sub Shops and one Stuff-Yer-Face restaurants are expected to open by the end of the fiscal year at November 30, 1995. The sale of one Tubby's Express Restaurant to a franchisee occurred on September 1, 1995. The sale of the two remaining Tubby's Express restaurants is anticipated by late 1995.

        The Company is responsible for supervising construction and equipment installation for its new locations. As part of that process, The Company will contract for the purchase of equipment and execute construction contracts. Although The Company is reimbursed entirely for its costs when the Restaurant is sold, it often must prepay some costs. As of October 10, 1995, the Company has two new Tubby's Sub Shop and one Stuff-Yer-Face restaurants scheduled to open by November 30, 1995. The Company is responsible for the construction and equipment installation at these locations. The Company believes it has sufficient working capital to internally finance these projects.

PART II - Other Information


ITEM 1 - Legal Proceedings
-----------------------------------------------------------------------------

        As of August 31, 1995, the Company was a defendant in a lawsuit which could constitute a material loss contingency. This lawsuit is disclosed in Note 6 - Litigation of the preceding Consolidated Financial Statements.


ITEM 4 - Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------------------

               None


ITEM 6 - Exhibits and Reports on Form 8-K
-----------------------------------------------------------------------------

        (a)    There are no exhibits submitted with this report.

        (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the nine months ended August 31, 1995.


SIGNATURE(S)

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TUBBY'S, INC.


                                      By: /s/  Melvyn Erdos
                                          ------------------------------------
                                            Melvyn Erdos, C.P.A.
                                            Chief Financial Officer and a duly
                                            authorized officer

Dated:  October 10, 1995


                                      By: /s/  Robert M. Paganes
                                          ------------------------------------
                                            Robert M. Paganes
                                            President & CEO and a duly
                                            authorized officer

Dated:  October 10, 1995