Form 10KSB
period 1995-11-30
TUBBYS INC
filed 1996-02-29
CIK 725398

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB


/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIE
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                  For the Fiscal Year Ended November 30, 1995

                        Commission File Number 0-12706

                                 TUBBY'S, INC.
                                 -------------
            (Exact name of registrant as specified in its charter)


       New Jersey                                       22-2166602
       ----------                                       ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

     6029 E. Fourteen Mile Road
     Sterling Heights, Michigan                      48312-5801
     --------------------------                      ----------


       Registrant's telephone number, including area code 810/978-8829

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.001 Par Value
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /x/   No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the common stock on February 23, 1996, as reported on the NASDAQ SmallCap Market was approximately $4,257,699. Shares of common stock held by each officer and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Issuer's revenues for its most recent fiscal year: $3,623,911.

As of February 23, 1996, there were 25,381,131 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                 See Items 9,10,11, and 12 of this Form 10-KSB

                                    PART I

ITEM 1.  BUSINESS

Introduction

Tubby's, Inc., the Registrant, and its subsidiaries, are referred to herein as the "Company."

History

Tubby's, Inc. was founded in 1968 in the Metropolitan Detroit, Michigan area. The Company opened a small store and began selling submarine sandwiches. The Company enjoyed success and growth and in 1977 began the sale of franchises of its submarine sandwich concept. In 1990, the Company, through a reverse merger, acquired the rights to the Stuff-Yer-Face Restaurants which operate primarily in New Jersey.

General Development of Business

During fiscal year 1994, Tubby's Inc. concentrated on a "back to basics" approach to its business. The company concentrated on restructuring its management team, consolidating administrative functions, eliminating unprofitable operations, and development of new sub shop franchises. The results of this multi-faceted undertaking were not expected to be realized until 1995. With the reporting of 1995 results the Company is pleased to have achieved its initial goals and has returned to profitability.

This increased effort to both eliminate unprofitable operations and sell Tubby's Sub Shop franchisees has resulted in the following achievements in 1995:

       Two (2) Area Development Agreements (ADA) Representing Ten (10) Units:
          o Two (2) stores opened in 1995
          o One (1) store expected to open in 1996
          o Two (2) stores expected to open in 1997
          o One (1) store expected to open in 1998
          o Two (2) stores expected to open in 1999
          o Two (2) stores after 1999

       Single Store Agreements:
          o Eight (8) new franchised stores opened in 1995.
          o Two (2) existing Tubby's Express stores were sold to a new franchisee in 1995.
          o One (1) new franchised store opened in the first quarter of 1996.
          o One (1) company owned store was sold to a new franchisee in the first quarter of 1996.

      Closed Units
          o Two (2) unprofitable Tubby's Express restaurants were closed in 1995 and one (1) Tubby's Express restaurant was closed in 1996. A franchisee-owned Tubby's Sub Shop was also closed in 1995.

Description of Business

The Company develops, operates, franchises and services a system of restaurants which prepare and serve a comprehensive menu of submarine sandwiches and related items. Tubby's submarine sandwiches are all prepared to order and many of its sandwiches are cooked on a grill. These restaurants are franchised, owned and operated as company stores, or operated under joint venture agreements between the Company and local business people.

The Company also franchises and services a line of restaurants known as Stuff-Yer-Face. These restaurants are casual, sit-down, full service restaurants offering a line of "stuffed pizza" products known as "Stromboli." These restaurants create a casual and distinctive atmosphere by emphasizing the humorous "Stuff-Yer-Face" name and service by friendly waiters and waitresses. Consistent with the Stuff-Yer-Face name, portions are large.

If a potential Franchisee desires to establish multiple restaurants in a defined geographical area or wishes to have the right to allow other persons to apply to become Franchisees within a designated area, that Franchisee may enter into an Area Development or Area Representation Agreement. In 1995, the Company entered into two (2) Area Development Agreements, (ADA).

As of November 30, 1995, a total of sixty-nine (69) restaurants were in operation consisting of four (4) Stuff-Yer-Face restaurants, four (4) Tubby's Express restaurants, (of which one (1) was operated by a joint venture operating agreement, and one (1) was owned by the Company), and sixty-one (61) Tubby's Sub Shops restaurants, (of which two (2) were owned by the Company). In December, 1995, one (1) Company owned Tubby's Express restaurant was permanently closed. In the first quarter of 1996, the Company sold a Company owned Tubby's Sub Shop to a franchisee. The Company anticipates the sale of the Tubby's Express restaurant which is operated by a joint venture operating agreement. See footnotes #13 and #14 of the Consolidated Financial Statements.

Products

Tubby's restaurants offer a uniform menu which includes over 20 different submarine and pita sandwiches cooked to order, french fries, onion chips and breaded mushrooms, potato chips, soup, and a full line of Pepsi-Cola soft drink refreshments. Some restaurants also offer a line of premium ice cream that is sold in cones, desserts and take home packaging.

The Company's submarine sandwiches are all prepared to order and many of the products, including its line of steak sandwiches, chicken sandwiches, etc., are cooked when ordered; thus, allowing the customer to enjoy a hot meal. The Company's sandwiches are offered in different sizes from a length of six inches to a length in excess of five feet. Sandwiches in excess of twelve inches are generally ordered for parties, picnics and social events. The "party sub" is offered at all stores on an advance order basis, only. Tubby's menu is offered for carry out, on-site consumption and, where available, delivery.

The Stuff-Yer-Face (SYF) restaurants offer a menu featuring a specialty sandwich called a "Stromboli." A Stromboli is a closed sandwich with the bread freshly baked around a favorite filling selected by the customer together with cheeses, tomato sauce, onions and peppers. The Stromboli fillings, which customers may select in any combination, include meatballs, sausage, pepperoni, veal, steak, chicken and shrimp. The "Vegetaboli(R)" is a meatless "Boli" with fillings selected by the customer including eggplant, mushroom, broccoli and spinach. The sandwiches may be prepared in any combination of meat and vegetables. Management is of the opinion that wrapping the dough around the fillings improves the taste of the Stromboli over pizza through a steaming process which occurs inside the Stromboli. The steaming process permits the vegetables to retain flavor and crispness, meats to remain tender and juicy, and cheeses and sauce to blend together to create a fine flavor while also permitting the dough to crisp and brown. "Boli" sandwiches are served in two sizes, "Large", and a smaller size Boli, the "Baby Boli(R)."

The Stuff-Yer-Face restaurants also serve hamburgers, steak sandwiches, and pizzas together with side orders including french fries, onion rings, fried mozzarella sticks and others. The restaurants also serve "Lite-Stuff(R)", consisting of a variety of fresh salads and club sandwiches. One location serves alcoholic beverages. Each of the Stuff-Yer-Face present restaurants are sit-down, full service restaurants utilizing waitress and waiter service. Beverages and side orders are served while the customer's order is being prepared. When the order is ready, each customer is served at his table by the waiter or waitress. Each restaurant also accommodates phone orders for take out sales.

Franchising

The Company franchises all of its restaurant concepts, including the Tubby's Express, Tubby's Sub Shop and Stuff-Yer-Face concepts.

The Company believes that customer satisfaction is critical to the long-term success of the Company and emphasizes quality, proven, well trained entrepreneurs in its Franchisee selection process. All potential Franchisees are carefully screened by top members of the Management team who all participate in the Franchisee approval process.

Franchises for Tubby's Sub Shops restaurants have been offered since 1977. The Company offers potential Franchisees a choice of a Single-Unit Franchise Agreement, a Development Agent Agreement (DAA) or an Area Representation Agreement. Tubby's Management is concentrating its resources on the development of Tubby's and Stuff-Yer-Face restaurants and the franchising of those restaurants.

A Tubby's Franchisee is responsible to supply sufficient capital for construction, remodeling and equipment costs required to bring a location to the standard specifications of a Tubby's store. Sub Line Co. ("Sub Line"), a subsidiary of Tubby's, Inc., may, at the option of the Franchisee, construct the restaurant, leasehold improvements and the necessary equipment. Alternately, the Franchisee may purchase the required construction drawings from the Company and do the work itself. Regardless of how constructed, all restaurants must meet the Company's specifications before they are allowed to enter the system.

The License Agreement gives the Franchisee the right to use Tubby's trademarks, service marks and methods of operation to operate a Tubby's restaurant at a specific location that is approved by Tubby's. The initial term of Tubby's Franchise Agreement is ten (10) years with the Franchisee generally having the option to renew. The initial license fee, which is payable upon execution of the Franchise Agreement is $15,000. Persons who commit to the construction of more than one franchise could have a reduced up-front franchise fee. The initial franchise fee compensates Tubby's for various services provided by Tubby's to Franchisees, such as management and operations training, review of restaurant site selection, restaurant design assistance, specifications and equipment lists, assistance in locating suppliers and operating assistance during the initial opening of a restaurant. New Tubby's License Agreements require the Franchisee to pay Tubby's a weekly royalty equal to the greater of $125 per restaurant or six percent (6%) (as of January, 1996) of the Franchisee's adjusted gross weekly sales. Previously, Tubby's Licensing Agreements required the franchisee to pay Tubby's a weekly royalty equal to the greater of $125 per restaurant or four percent (4%) of the Franchisee's adjusted gross weekly sales. Most of the already existing Franchise Agreements require the Franchisee to pay Tubby's a weekly advertising fee equal to the greater of $100 per restaurant or three and one-half percent (3 1/2%) of the Franchisee's adjusted gross weekly sales. Those advertising fees are used to pay for shared production and media advertising costs and other promotional costs. The Franchise Agreement further requires the Franchisee, among other things, to comply with Tubby's standards and procedures of operation along with menu and food quality specifications, to purchase supplies from Tubby's approved sources, and to permit inspections and audits by Tubby's.

Franchised restaurants are operated in accordance with uniform standards required of all Franchisees. These standards include such items as selection, quality, preparation and approval of menu items, signage, decor, equipment, uniform, suppliers, hours of operation, cleanliness, appearance, etc. All standards are developed by the Company and implemented in conjunction with its Franchisees.

The Company offers ongoing Franchisee support as well as scheduled and unscheduled site inspections. All services are designed to ensure customer satisfaction, efficient franchise operation and compliance with the Company's standards.

In addition to the above standards, the Company also has financial reporting requirements. These requirements include weekly/monthly sales reporting and royalty and advertising payments, monthly financial statement submission and the maintenance of books and records that will allow the Company to audit those records if it so desires. The Company has the right to terminate a Franchise Agreement if the Franchisee fails to meet the requirements imposed by the above standards.

Training

The Company emphasizes Franchisee training as a means of ensuring that quality and value products are delivered to its customers and profitability and long-term sales growth to the Company. Training is an essential part of the Franchisee experience. In order to enter the Tubby's system, a Franchisee is required to complete an extensive training program as part of the orientation process.

Tubby's provides a complete course of instructions relating to the operations, methods, and other related procedures, with emphasis placed on the preparation and serving of the specialty food items that are characteristic of Tubby's restaurants. Salaries, expenses of travel, food and lodging, for Franchisee and his/her representative are at the Franchisee's own expense. The training program consists of a minimum of 150 hours of in-store operations, under direct supervision of qualified personnel, in addition to classroom sessions at Tubby's corporate offices.

After successful completion of training, Tubby's will provide assistance by providing a member of its staff to the Franchisee's location for at least three (3) days out of the first nine (9) weeks of operation.

Tubby's does not charge a fee for the training described above, however, it is only obligated to provide training for a Franchisee's first location. Additional training of management, employees, etc. is available at a fee, as is assistance at a subsequent location.

Tubby's commitment to training is not limited to the initial training provided at the time a Franchisee enters the system. The Company offers training and education to its Franchisees on an ongoing basis. This training includes restaurant operation, management training, equipment training and marketing assistance. The Company emphasizes continued training as part of its Franchisee support program.

Supplies

The Company does not own and operate a subsidiary that sells operating food items and proprietary items to its Franchisees. Rather, the Company maintains an approved supplier list and the Franchisees are free to select the approved supplier of their choice. In order to become an approved supplier, a company must pass stringent requirements that are designed to provide consistent high quality products to the Tubby's customer.

The Franchisees are also required to purchase fixtures and equipment meeting Tubby's specifications from suppliers that are approved by Tubby's. The approval of suppliers is based upon the quality of the items they supply and their conformity with specifications established by Tubby's.

Sub Line is an approved supplier of certain equipment that has been specially manufactured for use in Tubby's restaurants. Sub Line also acts as a broker for several approved suppliers of machinery, equipment and food products that are sold to Tubby's Franchisees and others. Although Tubby's Franchisees are not required to purchase any equipment from Sub Line or utilize Sub Line's brokerage services, Tubby's believes that many of them do so because the costs of utilizing Sub Line's services are often less than the prices charged by other sources. One reason why Sub Line is able to offer competitive prices is that, when it acts as a broker, it can often obtain volume discounts for the items that are sold to Tubby's Franchisees. Sub Line will make a profit on equipment it purchases and resells. Sub Line also receives commissions from suppliers for which it acts as a broker.

Advertising

Tubby's Franchisees are generally required to pay advertising fees equal to the greater of $100 per week or 3 1/2% of total weekly adjusted gross sales of that Franchisee's restaurant. Those funds are administered by Tubby's Sub Shop Advertising Co., a subsidiary of the Company, and are used to pay for shared production and media advertising costs as well as other promotional costs. Marketing and promotion is voted on by the advertising council. This council is made up of Franchisees and employees of the Company and works with the Company in setting advertising programs and the timing of those programs.

The Company has historically emphasized local print media, direct mail, television and radio as its form of advertising. Such advertising is generally cost prohibitive for an individual Franchisee, but can be cost effective when included with other Franchisees. All monies received for advertising are spent for advertising purposes only, except for a portion which is retained by the Company to cover administrative costs.

The Company has two full time employees devoted exclusively to the process of marketing and advertising for its Franchisees on both an individual and on a system wide basis. As a result of the efforts of these people and the efforts of the Advertising Council, the Company has expanded and refined its marketing efforts and in 1996 will continue its television advertising campaign in the greater metropolitan Detroit, Michigan area.

Company Stores

The acquisition of additional Company restaurants is an integral part of the Company's operating strategy. The Company owned and operated four Company restaurants as of November 30, 1995. Two of the Company restaurants operate as Tubby's Sub Shops and two restaurants operate as a Tubby's Express (of which one (1) Tubby's Express restaurant is operated under a joint venture operating agreement). In December, 1995, Management closed an unprofitable company-owned Tubby's Express store. In January, 1996, the Company sold to a franchisee a company-owned Tubby's Sub Shop. The Company anticipates the sale of the remaining Tubby's Express restaurant which is operated by a joint venture operating agreement. See footnotes #13 and #14 of the Consolidated Financial Statements.

Expansion Progress and Restaurant Development

Expansion is an important part of Tubby's growth plans. The Company carefully studies possible locations and evaluates those potential sites based on a variety of criteria including traffic patterns, population, availability of drive-thru permits and other relevant criteria. The following table shows a summary of the Company's franchise activity and Company store activity over the last five years:

                                 Fiscal Year Ended November 30,
                             ---------------------------------------
                             1995     1994     1993     1992    1991
                             ----     ----     ----     ----    ----
Tubby's/Tubby's
Express/SYF Restaurants
-----------------------
Opened                        10        7        5        4       5
Closed                         3        1        4        8       4
Ending Number(1)              69       62       56       55      59

1 Company-owned Tubby's Sub Shops include two (2) in 1995/94, three (3) in
  1993/92 and one (1) in 1991. Tubby's Express stores include four (4), one of which is operated under a joint venture operating agreement in 1995, six
  (6), five of which are operated under a joint venture operating agreement, in 1994, (4) in 1993. SYF restaurants include four(4) in 1995, three (3) in 1994, 1993 and 1992 and two (2) in 1991.

The following details the Company's efforts to franchise new stores in fiscal 1995:

      Two (2) Area Development Agreements (ADA) Representing Ten (10) Units:
          o Two (2) stores opened in 1995
          o One (1) store expected to open in 1996
          o Two (2) stores expected to open in 1997
          o One (1) store expected to open in 1998
          o Two (2) stores expected to open in 1999
          o Two (2) stores are expected to open after 1999

      Single Store Agreements:
          o Eight (8) new franchised stores opened in 1995
          o Two (2) existing Tubby's Express stores were sold to a new franchisee in 1995
          o One (1) new franchised store opened in the first quarter of 1996
          o One (1) company owned store was sold to a new franchisee in the first quarter of 1996. See footnote #13 of the Consolidate Financial Statements.

Competition

The restaurant business is highly competitive and is often affected by changes in taste and eating habits of the public, by local and national economic conditions affecting spending habits and by population and traffic patterns. Tubby's believes that the quality and price of food products offered are the principal means of competition in the restaurant industry. Also of importance are site location, quality and speed of service, advertising and attractiveness of facilities.

Tubby's competes with restaurant chains and other restaurants serving a variety of quick service products. Some of Tubby's competitors operate more restaurants and have greater financial resources, greater name recognition and more experienced operational organizations than Tubby's. Although Tubby's believes it can operate favorably, it may be at a competitive disadvantage with respect to chains with greater name recognition and marketing capability. Furthermore, competition for management, other key operating personnel and restaurant sites could increase as Tubby's operations expand and as the general economy improves.

As a result of the standards Tubby's has set for its franchisees, it competes with other franchisors for high quality, well capitalized franchisees. Tubby's management considers the amount of the initial investment required of the franchisee, the perceived potential for business success, return on investment, assistance provided by the franchisor and the franchisor's name recognition and reputation to be the most significant competitive factors in franchising. The Company believes that the present economy will intensify this competition.

Trademarks and Service Marks

The Company has registered trademark and service marks including Tubby's, Boli's and the Stuff-Yer-Face names and logos. These trademarks and service marks, as well as others, are registered with the United States Patent and Trademark Office and are of material importance to the Company.

Seasonal Operation

Although weather can be a factor in the sales of the Company's products, the Company does not consider this business to be seasonal.

Regulation

The Company is subject to Federal Trade Commission regulations and several state laws which regulate the offer, sale and licensing process of Franchisors. In addition to the FTC, most states have laws which regulate and control the Franchisor/Franchisee relationships.

Many states also have laws regulating franchise operations, including registration and disclosure requirements in the offer and sale of franchises and the application of statutory standards regulating franchise relationships. Tubby's believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

Each of the restaurants operated by Tubby's Franchisees is subject to licensing and regulation by the health, sanitation, safety, fire department and in the case of Stuff-Yer-Face Franchisees serving alcoholic beverages, the alcoholic beverage control agencies in the state or municipality where located. Difficulties or failures in obtaining the required licensing or approval could result in delays or cancellations in the opening of new restaurants.

Federal and state environmental regulations have not had a material effect on the operations of Tubby's or its Franchisees, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants.

Tubby's and its Franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. A significant portion of the food service personnel employed by Tubby's Franchisees are paid at rates related to the federal minimum wage, and accordingly, increases in the minimum wage increase the labor cost incurred by Tubby's Franchisees.

In addition to the above rules and regulations, Tubby's Company stores are subject to state and local laws governing such items as health, sanitation, licensing, etc. All stores are subject to local inspection and ongoing permit approval. Local inspections govern items that Tubby's believes are essential to providing a quality customer experience and bringing customers back after their initial visit. Tubby's works hard to comply with these laws and regulations.

Customers
The Company is not dependent on a single customer.

Backlog
Company-owned restaurants have no backlog orders.

Research and Development

The Company works hard to ensure that the menu meets the needs of its customers. Research and development efforts are done in conjunction with suppliers. New products, if approved, are introduced via a variety of marketing programs. While the Company considers research and development to be essential to the successful long-term operation of the Company, the expenditures in this area are not material.

Employees

As of November 30, 1995, the Company employed 10 persons in the management and administration of the corporation. In addition, the Company owned two Tubby's Sub Shop stores and operated two Tubby's Express stores. The stores employ a total of 52 persons, including related store managers. None of Tubby's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

The Company leases approximately 6,000 square feet in an office building which it uses as its headquarters under a five year lease. Tubby's believes that these facilities offer sufficient space to allow it to conduct its business affairs.

The Company owns two parcels of real estate which are used either as a restaurant site or designated for sale. One parcel is leased to a Franchisee. The other parcel is currently being offered for sale. All of the Company's real estate has been pledged as collateral on outstanding mortgage loans and notes.

The Company leases all other Company stores and all of its Tubby's Express locations. These leases are for various terms and various expiration dates.

ITEM 3.  LEGAL PROCEEDINGS

A. Tubby's, Inc. v Alexander P. Bardy. On or about January 6, 1995, the Company initiated a civil action in the Circuit Court for the County of Macomb against Alexander P. Bardy, its former President & CEO. The Complaint seeks reimbursement from the Defendant for unauthorized expenses and expenditures, money damages as a result of the Defendant's usurpation of corporate opportunities, fraudulent misrepresentations, breach of contract and negligence, and sought a declaratory judgment regarding the type of stock available to the Defendant pursuant to his Stock Option Agreement. The Defendant denied any liability to the Company and filed a "Counter-Complaint/Third-Party Complaint" alleging breach of the Stock Option Agreement against the Company and the following Officers and/or Directors: Vincent J. Tatone, Robert M. Paganes, Peter T. Paganes, and J. Thomas Paganes. Thereafter, the Third-Party Defendants moved to be dismissed from the "Counter-Complaint/Third- Party Complaint", which the Court granted in part and denied in part, without prejudice. The Court dismissed all claims against the individuals for breach of contract but did not dismiss other possible claims asserted for the reason that discovery had not been completed. On October 30, 1995, the Court granted the Company's Motion for Entry of a Declaratory Judgment regarding the type of stock available to the Defendant under his stock option agreement, ordered that Defendant would have 30 days in which to exercise his options and dismissed the Defendant's request for injunctive relief. The Defendant did not exercise those options within the 30 day period. In January of 1996, the Third-Party Defendants renewed their Motion to Dismiss. On February 6, 1996, the Court treated this Motion as a Motion for Reconsideration and granted the Motion, which dismissed all claims by Mr. Bardy which were asserted in the Third-Party Complaint and precludes the re-litigation of those claims in any other action. Presently, the parties are continuing to conduct discovery. The Company intends to vigorously pursue and defend the matter and estimates the possibility of an unfavorable outcome to be remote.

B. Patrick J. McCourt, the Patrick J. McCourt Trust, and McCourt Corporation, a Michigan corporation v Tubby's, Inc., a New Jersey corporation, the McTub Company, a Michigan partnership, Robert M. Paganes, P. Terrance Paganes, J. Thomas Paganes, and Vincent J. Tatone. On August 17, 1995, a civil action was commenced in the United States District Court for the Eastern District of Michigan by the above named Plaintiffs. Patrick J. McCourt, as Trustee of the Patrick J. McCourt Trust and as President of McCourt Corporation, purchased restricted shares of Tubby's Common Stock pursuant to private placements in June, July and November of 1993 and formed the McTub Company, a general partnership with Tubby's in August of 1993 for the purpose of owning and operating certain quick- service restaurants. Plaintiffs' Complaint seeks recision of those transactions and, in connection therewith, alleged violation of Federal Securities regulations, fraudulent misrepresentation, violation of the Racketeer Influenced and Corrupt Organizations Act, dissolution of partnership and accounting, violation of Michigan Securities Act, and Michigan's Franchise Investment Law. Plaintiffs purchased a total of 1.5 million shares at 25(cent)per share for a total purchase price of $375,000 and Plaintiffs' total investment in the McTub Company was approximately $400,000. The Company filed an Answer in which it denied liability to Plaintiffs. In addition, the Company filed a Cross-Claim against the McTub Company seeking a declaratory judgment that the Company is entitled to a distribution in the amount of $105,000 prior to any other distributions that may be made by that Company, and filed Third-Party Complaint against Alexander P. Bardy, the Company's former President and Chief Executive Officer, and Kevin J. Sullivan, the Company's former Chief Financial Officer. In the Third-Party Complaint, the Company denies any liability to Plaintiffs but asserts, alternatively, in the event that it is determined to be liable to Plaintiffs for any amount of money damages, Third-Party Defendants would be liable to the Company for all such damages, plus any additional damages sustained by the Company in connection with the Complaint. The Company intends to zealously defend against the claims asserted in the Complaint and to zealously prosecute its Cross-Claim and Third-Party Complaint.

C. Alexander P. Bardy v J. Thomas Paganes, Peter T. Paganes, Robert M. Paganes, and Vincent J. Tatone. On or about January 17, 1996, after the Court in Tubby's, Inc. v Alexander P. Bardy described above in item A, denied Mr. Bardy's Motion to Amend his "Counter-Complaint/Third-Party Complaint", Mr. Bardy filed a separate action in the Circuit Court for the County of Macomb against the above named Defendants. This Complaint re-alleges the same claims asserted by Mr. Bardy in the previously pending action but adds two additional counts: tortious interference with Mr. Bardy's Stock Option Agreement and defamation against Defendant Tatone. On February 6, 1996, when the Court granted the Motion to Dismiss in the previously pending action, the Court also ruled that Mr. Bardy would be precluded from re-litigating any of his claims that were dismissed in that case. The

   Defendants in this case are being indemnified by the Company because this matter arises out of their employment with the Company. They intend to file an Answer denying any liability to Mr. Bardy and to summarily dismiss Mr. Bardy's Complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is no information required to be reported hereunder.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low stock prices (bid) for the Company's $.001 par value common stock as reported by NASDAQ for the fiscal years indicated.

The following quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Tubby's, $.001 par value common stock is not necessarily indicative of future performance.

      1994            High            Low
      ----            ----            ---
    Quarter 1         11/16          15/32
    Quarter 2           1/2          11/32
    Quarter 3         13/32           7/32
    Quarter 4           1/4            1/8

     1995              High           Low
     ----              ----           ---
    Quarter 1           1/4          5/32
    Quarter 2          9/32          5/32
    Quarter 3         11/32          7/32
    Quarter 4           1/4          1/16

As of February 15, 1996, the approximate number of shareholders of record of the Company was 4,726. The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and depends, among other factors, on earnings, capital requirements and the operating and financial condition. At the present time, the Company's anticipated financial capital requirements will be such that it intends to follow a policy of retaining earnings in order to finance the development of its business.


ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Financial Overview

Tubby's, Inc. and its consolidated subsidiaries experienced a decrease in 1995 Total Revenue of $113,486 or 3.0%. Although the revenue trend of the Company decreased in 1995, the Company earned net income of $274,439 in 1995 versus a loss of $920,587 in 1994. This decrease in revenues is largely attributable to lower food sales resulting from the sale of (2) Tubby's Express restaurants, the closing of two (2)Tubby's Express restaurants and the sale of one (1) company-owned Tubby's Sub Shop in 1995. The 1995 and 1994 food sales of all company-owned restaurants are as follows:

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS - continued

                                                          1995      1994
                                                       --------    --------
Two (2) Tubby's Express restaurants open entire year   $546,919    $396,561
One (1) Tubby's Sub Shop open entire year               285,790     279,659
Two (2) Tubby's Express restaurants sold                239,090     302,663
One (1) Tubby's Sub Shop acquired                       141,922          --
Two (2) Tubby's Express restaurants closed               38,746     193,146
One (1) Tubby's Sub Shop restaurant sold                 32,228     366,954
Two (2) Tubby's Sub Shops sold or closed in 1994             --     113,559
                                                     ----------  ----------
                                      Total          $1,284,695  $1,652,542
                                                     ==========  ==========

The loss for 1994 included a charge of $317,514 to estimate the loss on disposal of all six of the Company's Tubby's Express restaurants. The Company in 1995 incurred an additional loss of $117,091 resulting from the ongoing operating losses and disposal of these restaurants, including a $29,090 charge for the estimated loss on disposal of the last unprofitable Tubby's Express restaurant which is company owned, (see footnotes #13 and #14 of the Consolidated Financial Statements). The company-owned Tubby's Express restaurant was closed in December, 1995, leaving one (1) profitable company-owned Tubby's Express restaurant in operation which operated under a joint venture operating agreement, which the Company anticipates selling in 1996.

The Company's subsidiary that provides advertising and promotional services for the benefit of the Company and its franchisees incurred an Operating Loss of $138,131 for 1995, effectively decreasing consolidated operating and net income by a similar amount. Though Company Management believes that the increased advertising and promotional effort was warranted by market conditions at the time, it is the intention of the Company in the future to expend funds only to the extent that advertising revenue is obtained from its franchisees and company owned stores. The effect of this Operating Loss by the Company's advertising subsidiary was a reduction of Consolidated Operating Income of $231,184 to $93,053 and Consolidated Net Income of $412,570 to $274,439 for the twelve months ending November 30, 1995.

In November, 1995, the Company hired a new director of franchise development. This individual brings to Tubby's five years of restaurant industry experience in franchise sales. In January, 1996, the Company hired a new director of operations with fourteen years experience in the fast food restaurant industry. With the addition of these individuals to Tubby's management team, the Company believes that its restaurants as well as those of its franchisees will perform increasingly well in 1996.

Tubby's conducts most of its business in the Metropolitan Detroit, Michigan area. The Detroit area economy is largely tied to the results of the domestic automotive industry. Employment and spending patterns of the people living in this area tend to mirror the operating results of these companies and their suppliers. During the last four years, the domestic automobile industry improved significantly. As the domestic automobile industry hired additional workers the local economy also improved and so did the operating results of many of Tubby's franchised restaurants.

In addition to the local economy, the Quick Service Restaurant Industry (QSR) business is experiencing renewed customer demand and increased levels of business. Further, the demand for new Franchisees and new stores has increased since 1993. Since the last quarter of fiscal year-end 1993, the Company has experienced renewed demand from prospective Franchisees. This renewed activity has resulted in the following achievements in 1995 by the Company:

      Two (2) Area Development Agreements (ADA) Representing Ten (10)
            Units:
          o Two (2) stores opened in 1995
          o One (1) store expected to open in 1996
          o Two (2) stores expected to open in 1997
          o One (1) store expected to open in 1998 o Two (2) stores expected to open in 1999
          o Two (2) stores are expected to open after 1999

      Single Store Agreements:
          o Eight (8) new franchised stores opened in 1995
          o Two (2) existing Tubby's Express stores were sold to a new franchisee in 1995
          o One (1) company owned store was sold to a new franchisee in the first quarter of 1996
          o One (1) new franchise opened in the first quarter of 1996

Results of Operations

Comparison of the years ended November 30, 1995 and 1994
Tubby's 1995 Food Sales decreased by $367,847. The Company closed two (2) Tubby's Express restaurants on February 1, 1995, and sold two (2) of its other Tubby's Express restaurants effective June 1, 1995, and September 1, 1995, respectively, (see note #14 of the Consolidated Financial Statements). The Company also sold a company-owned restaurant on December 24, 1994, and acquired another company restaurant on April 1, 1995, which was re-sold in January, 1996, (see notes #2 and #13 of the Consolidated Financial Statements). Each of the four company restaurants that were sold are currently operating as franchised Tubby's Sub Shops or Tubby's Express restaurants. See table comparing 1995 and 1994 Food Sales on previous page.

Cost Of Food Sales relative to Food Sales decreased to 73.9% in 1995 from 80.0% in 1994 reflecting Management's decision to eliminate unprofitable restaurants as well as to focus on increasing the gross profit margins generated by the its continuing restaurant operations. As a result of the new analytical techniques being utilized, Management can quickly react to company-owned restaurants that do not perform to expectations. Normally, within a three to four week period after a month end under- performing restaurants can be identified and appropriate remedies initiated.

Monthly Franchise Fees and Advertising Fees increased by $52,766 or 4.5%, representing increased income from the new franchised stores opened in 1995. Other significant changes to Total Revenues were increases in Initial Franchise Fees, and Commissions and Other Fees. Initial franchise fees in 1995 increased $80,875 or 160.1% when compared to 1994 representing Management's increased "back to basics" effort to sell new franchises. The increase in Commissions and Other Fees of $118,381 or 46.5% resulted from vendor commissions which were derived from increased franchisee food purchases and management's increased effort to collect the commissions.

The Company experienced a minor increase in Equipment & Restaurant Sales of $2,339 or 0.4%. With the addition of a new individual, whose responsibilities encompass equipment and restaurant sales, to the Company's management team in late 1994, the gross profit from this activity has dramatically increased. In 1995, gross profit increased to $74,136 or 12.3% of sales as compared to the 1994 gross profit of $18,741 or 3.1% of sales. Equipment & Restaurant Sales in 1996 are expected to become an increasingly significant component of Tubby's total revenue and gross profit as the new effort in franchise development is expected to materialize.

The Provision for Estimated Loss on Disposal of Tubby's Express Restaurants for 1995 reflects a charge of $29,090 which management expects to be incurred during the closing of one (1) of its two (2) remaining Company owed Tubby's Express restaurants. In December, 1995, the Company closed this restaurant. The Company is presently attempting to sell the one (1) remaining Tubby's Express restaurants that it is a 51% partner in, (see footnote #14 of the Consolidated Financial Statements). Management has not provided for an estimated loss on disposal of this Tubby's Express restaurant since it is expected to be sold for an amount greater than its carrying value. The 1995 and 1994 sales of these restaurants are as follows:

                                                      1995         1994
                                                    --------     --------
   One (1) Tubby's Express restaurant for sale      $348,067     $327,668
   One (1) Tubby's Express restaurant closed         198,852       68,894
                                                    --------     --------
                                                    $546,919     $396,562
                                                    ========     ========

Interest Expense in 1995 decreased by $36,383 or 49.3% from $73,847 in 1994. This significant reduction is attributable to the reduction of long term debt and capital leases. Additionally, with its strong liquidity, Management does not anticipate that it will need to incur new debt in 1996.

Interest Income increased by $17,621 or 23.75% reflecting income earned on excess funds. The Company maintains a investment strategy intended to minimize risk while receiving a market rate of return on its excess funds.

Losses associated with the five McTub Company Tubby's Express restaurants operated under the joint operating agreement totalled $117,091 in 1995 and $627,546 in 1994. The Minority Interest portion of the loss was $51,483 in 1995 and $168,964 in 1994. Partnership losses are shared based on the partners' respective initial capital contributions. Tubby's initial contribution was $193,800 or 51% and the minority owner contributed $186,200 or 49%. In accordance with generally accepted accounting principles, losses incurred by the partnership in excess of the minority owners' investment of $237,683, have been absorbed by Tubby's. In 1996, Tubby's may recognize a gain when the remaining assets of the partnership are expected to be distributed.

Liquidity and Capital Resources

Cash and Equivalents combined with Investments increased by $858,028 as compared to 1994. The issuance of 5,750,000 shares generated $380,000 in cash and the acquisition of a restaurant and inventory valued at $80,000, (see footnote #2 of the Consolidated Financial Statements). The sale and/or disposal of its company-owned Tubby's Sub Shop and four of The McTub Company's Tubby's Express restaurants also generated $247,300 in cash.

Subsequent to 1995, the company sold a company-owned Tubby's Sub Shop and closed a Tubby's Express restaurant, (see footnote #13 and #14 of the Consolidated Financial Statements). In December, 1995, the Company offered to purchase the Tubby's Sub Shop restaurant equipment of a bankrupted franchisee for $120,000 comprised of a cash payment of $50,000 and accounts receivable owed the Company of $70,000. The purchase price of $120,000 was determined based upon historical valuation methods used with other outside franchisees. Additionally, the Company offered to purchase the building and land where this restaurant is located from its owner for $165,000. The Company believes it has sufficient liquidity to acquire the restaurant, and the building and land. Both offers are pending final acceptance by the other parties involved.

At November 30, 1994, Other Assets consisted of a life insurance policy with cash value of $21,416. The life insurance policy was exchanged for its cash surrender value in 1995 increasing cash by $21,416.

Cash Flows From Operating Activities Was $129,732 in 1995

      Operating Activities Creating Significant Cash Inflows:

          o Net Income of $274,439.

          o Non-cash adjustments to the Net Income included
            Depreciation & Amortization for 1995 of $124,655, and
            Provision For Estimated Loss On Disposal Of Restaurant of
            $29,090.

          o Decrease in Inventories of $28,775 relates primarily to a decrease in equipment inventoried for future use in new restaurants of $4,271, and a decrease of food items inventoried for sale in company owned stores and McTub Company stores of $24,504.

          Operating Activities Creating Significant Cash Out Flows:

          o Decrease in Deferred Revenues of $30,875 resulted from the realized sales of franchise fees resulting from the opening of new franchised restaurants and vendor rebates realized but received in a previous year.

          o Accounts and notes receivable increased by $142,582 due to a increase in notes receivable and a reduction in the Allowance For Doubtful Accounts.

          o Non-cash adjustment to Net Income due to a Minority
            Interest of $51,483 and Gain On Sale Of Fixed Assets of
            $49,704.

          o Prepaid Expenses & Other increased by $30,496 reflecting the payment of certain annual insurance premiums rather than monthly installment payments over the life of the policy and construction in progress of a new Tubby's Sub Shop restaurant.

          o Accrued Liabilities and Accounts Payable decreased by a combined $22,087 reflecting continued timely payment of payables.

Cash Flows Provided By Investing Activities Was $137,153 in 1995

          Cash Flows From Investing Activities:

          o Net Proceeds From Sale Of Property & Equipment in the amount of $247,300 reflects the sale of a company-owned store for $133,500 and the sale and disposal of Tubby's Express equipment and restaurants for $113,800 that were owned by The McTub Company, (see footnote #14 of the Consolidated Financial Statements).


T

          o Other Assets decrease of $21,416 relates to the exchange of a life insurance policy for its cash surrender value.

          o Notes Receivable payments resulted in a $128,648 increase in cash.

          Cash Used In Investing Activities:

          o Purchase of $254,590 of Certificate of Deposit and Investments from excess cash.

Cash Flows From Financing Activities increased by $336,553

          Items Creating Cash In Flows:

          o Proceeds of $380,000 from issuance of capital stock relates to the issuance of 4,750,000 shares of common stock, (see footnote #10 of the Consolidated Financial Statements).

          Cash Used In Financing Activities:

          o Payments of long-term debt of $94,930 relates to principal reduction on notes owed by the Company.

Other Liquidity Related Items

During fiscal year 1994, Tubby's Inc. concentrated on a "back to basics" approach to its business. The Company concentrated on eliminating unprofitable operations, consolidating administrative functions and development of new sub shop franchises. With a leaner and more focused management team the Company was able in 1995 to concentrate on its core business of franchising Tubby's Sub Shops and becoming profitable.

With the addition to Tubby's management team of the two individuals who will lead the franchise development and operations functions for the Company, Management feels that it will continue and build on the momentum initiated in 1995. Tubby's experienced a significant improvement in 1995 as it once again became profitable.
Company management anticipates a continuation of its successes in 1996.

To generate sufficient cash flow to meet the needs of the Company, the Company must continue to operate profitably. In order for this to occur, company-owned restaurants must operate profitably and new stores must be added to the system.

Additionally, expense control remains a critical element leading to the continued profitability of the Company. Management is continuing its ongoing review of expenses and is initiating cost reductions where appropriate. In the fourth quarter of the 1994 fiscal year management initiated significant salary and expense reductions-- the full benefit of which was not realized until fiscal 1995.

The Company does not anticipate that the legal proceedings discussed in Item #3 will not have a material impact on liquidity.

During 1996, the Company has identified several items which will impact cash flow and the liquidity of the Company. Those items are:

Items Creating Cash Inflows

          o In December, 1995, the Company sold equipment from its Tubby's Express Company store for $13,500, to an unrelated individual. In 1995, the Company provided $29,090 for the loss incurred in disposing of this restaurant, (see footnote #13 and #14 of the Consolidated Financial Statements).

          o In January, 1996, the Company sold a company-owned Tubby's Sub Shop for $83,750 plus a transfer fee of $6,250. Payment was in the form of $25,000 cash and a $65,000 note receivable. The restaurant was sold to a new franchisee and continues to operate as a Tubby's Sub Shop.

The Company also has sufficient equipment inventory (see footnote #5 of the Consolidated Financial Statements) to meet some of the needs of the new Franchisees entering the system. Based on the existing commitments for new Franchisees, the Company anticipates that it will convert most of its existing inventory to cash in the 1996 year.

Items Creating Cash Outflows

          o The Company has awarded a construction contract for a new company-owned Tubby's Sub Shop. At November 30 ,1995, the Company had incurred about $13,738 of the approximate $100,000 cost. The Company expects to open and operate up to four (4) company-owned restaurants this year. The approximate cost for each restaurant is $100,000. The Company believes that the cost of the four restaurants can be financed with a combination of internal and bank financing, if necessary.

          o Other new Tubby's Sub Shops as they are purchased by franchisees may be constructed by the Company. The approximate cost for each restaurant is $100,000. The Company believes that the cost of each restaurant can be financed with a combination of internal funds and bank financing, if necessary.

As a result of the above sources and uses of cash and the expected continued improvements in operating cash flows, the Company believes it has sufficient liquidity to meet the needs of the Company in 1996. Management believes that as a result of its "back to basics" approach, the recognition of these non-reoccurring items , and the reduction in operating expenses, the Company's operations will continue to improve in 1996.

Impact of Inflation

The Company does not believe inflation has had a material impact on earnings during the past several years. The Company has demonstrated an ability to manage its assets, adjust retail prices, and use long-term debt for real estate holdings - made less expensive by inflation - and take such other steps as necessary to mitigate the effects of inflation.

ITEM 7.  FINANCIAL STATEMENTS

                      TUBBY'S INCORPORATED & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             November 30,
Assets                                                           1995                              1994
------                                                 ------------------------     --------------------------
Current Assets:
      Cash and Equivalents                                            $  951,144                    $  347,706
      Certificate of Deposit                                             100,000                           --
      Investments                                                        154,590                           --
      Accounts & Notes Receivable
                 Accounts Receivable - Trade            $  282,183                   $  245,816
                 Notes Receivable - Other                  126,742                      101,582
                 Notes Receivable - Related Parties         21,918                       38,230
                                                        ----------                   ----------
                                                           430,843                      385,628
                 Less Allowance for Doubtful Accounts       48,512                       84,630
                                                        ----------                   ----------
                                                                         382,331                       300,998
      Inventories                                                         21,102                        48,377
      Prepaid Expenses & Other                                            58,876                        28,380
                                                                      ----------                    ----------
           Total Current Assets                                        1,668,043                       725,461
                                                                      ----------                    ----------

Property & Equipment
      Land                                                               253,623                       253,623
      Buildings & Improvements                                           405,358                       441,870
      Equipment                                                          314,677                       332,695
      Furniture & Fixtures                                               118,104                       121,561
      Vehicles                                                            15,009                        15,009
                                                                      ----------                    ----------
                                                                       1,106,771                     1,164,758
      Less:  Accumulated Depreciation                                    526,572                       507,163
                                                                      ----------                    ----------
Net Property & Equipment                                                 580,199                       657,595
                                                                      ----------                    ----------

Net Assets Held for Disposal                                             111,193                       304,000
                                                                      ----------                    ----------

Other Assets
      Goodwill, Less Amortization of $57,369 ($46,442
        in 1994)                                                         346,675                       343,692
      Notes Receivable, Less Allowance for Doubtful
        Accounts of $142,209 ($181,091 in 1994)                          488,318                       553,830
      Notes Receivable, Related Parties                                   75,429                        77,316
      Other Assets                                                            --                        21,416
                                                                      ----------                    ----------
Total Other Assets                                                       910,422                       996,254
                                                                      ----------                    ----------

                                                                      $3,269,857                    $2,683,310
                                                                      ==========                    ==========


          See Accompanying Notes to Consolidated Financial Statements


                      TUBBY'S INCORPORATED & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       November 30,
Liabilities & Shareholders' Equity                                 1995           1994
------------------------------------------------------------   ------------   ------------
Current Liabilities
         Accounts Payable                                       $   163,472    $   161,553
         Accrued Liabilities:
                 Compensation                                        36,127         31,688
                 Other                                                7,597         36,042
         Joint Venture, Boli's                                       10,000         10,000
         Deferred Revenue                                            77,000        140,875
         Long-Term Debt & Capital Lease Due Within
           One Year                                                 270,427        281,525
                                                                -----------    -----------
         Total Current Liabilities                                  564,623        661,683

         Deferred Revenue                                            94,000         61,000

         Long-Term Debt & Capital Leases                            246,206        330,038
                                                                -----------    -----------
         Total Liabilities                                          904,829      1,052,721
                                                                -----------    -----------

         Shareholders' Equity
                 Common Stock, $.001 Par Value, 30,000,000
                    Shares Authorized, 25,381,131 Issued
                    & Outstanding (19,631,131 shares in 1994)        25,382         19,632
         Additional Paid in Capital                               3,430,044      2,975,794
         Retained Earnings (Deficit)                             (1,090,398)    (1,364,837)
                                                                -----------    -----------
Total Shareholders' Equity                                        2,365,028      1,630,589
                                                                -----------    -----------

                                                                $ 3,269,857    $ 2,683,310
                                                                ===========    ===========


          See Accompanying Notes to Consolidated Financial Statements


                      TUBBY'S INCORPORATED & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended November 30,
                                                                             1995           1994
                                                                        -------------  -------------
Revenues:
         Food Sales                                                     $  1,284,695    $  1,652,542
         Franchise Fees:
                 Monthly                                                     661,160         653,595
                 Initial                                                     131,375          50,500
         Equipment & Restaurant Sales                                        603,388         601,049
         Advertising Fees                                                    570,592         525,391
         Commissions & Other Fees                                            372,701         254,320
                                                                        ------------    ------------
Total Revenues                                                             3,623,911       3,737,397
                                                                        ------------    ------------

Costs & Expenses:
      Operating Expenses                                                   2,052,152       2,699,473
         Cost of Food Sales                                                  949,454       1,322,367
         Cost of Equipment & Restaurants Sales                               529,252         582,308
                                                                        ------------    ------------
Total Costs & Expenses                                                     3,530,858       4,604,148
                                                                        ------------    ------------

Operating Income (Loss)                                                       93,053        (866,751)
                                                                        ------------    ------------

Other Income (Expense):
         Provision for Estimated Loss on Disposal of
            Tubby's Restaurants                                              (29,090)       (317,514)
         Interest Expense                                                    (37,464)        (73,847)
         Gain on Sale of Fixed Assets                                         49,704          16,317
         Joint Venture, Boli's                                                  --            44,526
         Interest Income                                                      92,239          74,618
         Minority Interest in Losses of The McTub Co.                         51,483         168,964
         Miscellaneous                                                        54,514          33,100
                                                                        ------------    ------------
Total Other Income (Expense)                                                 181,386         (53,836)
                                                                        ------------    ------------

Income (Loss) Before Income Taxes                                            274,439        (920,587)

Provision for Income Taxes                                                      --              --
                                                                        ------------    ------------

Net Income (Loss)                                                       $    274,439    $   (920,587)
                                                                        ============    ============

Earnings (Loss) Per Share                                               $       0.01    ($      0.05)
                                                                        ============    ============

Common Shares Outstanding (Average)                                       23,934,376      19,551,725
                                                                        ============    ============



          See Accompanying Notes to Consolidated Financial Statements


                      TUBBY'S INCORPORATED & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                  Additional        Retained
                                      Common Stock                  Paid-In         Earnings
                                  Shares           Amount           Capital         (Deficit)           Total
                               ----------       -----------       -----------      ------------      -----------
Balance at Dec. 1, 1993        18,914,465       $    18,914       $ 2,769,010      ($  444,250)      $ 2,343,674

Issuance of Common Stock          716,666               718           206,784                            207,502
Net Loss                                                                              (920,587)         (920,587)
                               ----------       -----------       -----------      -----------       -----------

Balance at Nov. 30, 1994       19,631,131            19,632         2,975,794       (1,364,837)        1,630,589

Issuance of Common Stock        5,750,000             5,750           454,250                            460,000
Net Income                                                                             274,439           274,439
                               ----------       -----------       -----------      -----------       -----------

Balance at Nov. 30, 1995       25,381,131       $    25,382       $ 3,430,044      ($1,090,398)      $ 2,365,028
                               ==========       ===========       ===========      ===========       ===========



          See Accompanying Notes to Consolidated Financial Statements


                      TUBBY'S INCORPORATED & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   Year Ended November 30,
                                                                      1995          1994
                                                                   ---------     -----------
Cash Flows From Operating Activities:
Net Income (Loss)                                                  $ 274,439     $(920,587)

Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided (Used by Operating Activities:
         Depreciation & Amortization                                 124,655       197,886
         Provision for Estimated Loss on Disposal of Restaurant       29,090       317,514
         (Gain) Provision for Estimated Loss on Disposal of
            Joint Venture                                                 --       (44,526)
         Minority Interest in Net Income (Loss)                      (51,483)     (168,964)
Gain on Sale of Fixed Assets                                         (49,704)      (16,317)
Increase/(Decrease) in Cash Due to Changes in:
                 Accounts & Notes Receivable                        (142,582)      689,119
                 Inventories                                          28,775        66,505
                 Prepaid Expenses & Other                            (30,496)      179,792
                 Accounts Payable                                      1,919      (281,897)
                 Accrued Liabilities                                 (24,006)       15,291
                 Deferred Revenues                                   (30,875)       57,500
                                                                   ---------     ---------
Net Cash Provided (Used) by Operating Activities                     129,732        91,316
                                                                   ---------     ---------

Cash Flows from Investing Activities:
Purchase of Certificate of Deposit and Investments                  (254,590)         --
Purchase of Property & Equipment                                      (5,621)     (226,638)
Net Proceeds from Sale of Property & Equipment                       247,300       148,503
Other Assets                                                          21,416        50,324
Investment in Joint Venture                                             --         (36,124)
Bank Certificate of Deposit                                             --          65,305
Note Receivable Paid                                                 128,648       148,269
                                                                   ---------     ---------
Net Cash Used in Investing Activities                                137,153       149,639
                                                                   ---------     ---------

Cash Flows from Financing Activities:
Payments on Long-Term Debt                                           (94,930)     (301,717)
Minority Interest                                                     51,483          --
Proceeds from Issuance of Capital Stock                              380,000       207,502
Proceeds from Long-Term Debt Issuance                                   --            --
                                                                   ---------     ---------
Net Cash Provided by Financing Activities                            336,553       (94,215)
                                                                   ---------     ---------

Increase/Decrease in Cash                                            603,438       146,740
Cash and Equivalents at Beginning of Period                          347,706       200,966
                                                                   ---------     ---------
Cash and Equivalents at End of Period                              $ 951,144     $ 347,706
                                                                   =========     =========



          See Accompanying Notes to Consolidated Financial Statements

                      TUBBY'S INCORPORATED & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               November 30, 1995

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements include the accounts of Tubby's, Inc. and its wholly owned subsidiary companies and its fifty one percent (51%) partnership interest in The McTub Company (Tubby's Express). Intercompany balances and transactions have been eliminated. Investments in joint ventures in which the company does not own more than 50% but does have the ability to exercise significant management influence over the operating and financial policies, are accounted for by the equity method.

         Revenue is derived from: 1) franchise and advertising fees for the rights to operate sit down and carry-out restaurants specializing in submarine sandwiches, hamburgers or steak sandwiches, pizzas or ice cream; 2) food sales at company-owned stores; 3) equipment sales to franchisees; and 4) vendor commissions and rebates.

         During the year ended November 30, 1995, ten new outlets were opened and three outlets were closed. At November 30, 1995, a total of sixty-nine (69) restaurants were in operation consisting of four (4) Stuff- Yer-Face restaurants, two (2) Tubby's Express restaurants, (one of which was operated by a joint venture operating agreement, and one (1) was owned by the Company), and sixty-three (63) Tubby's Sub Shops restaurants, (of which two (2) were owned by the Company). Subsequent to November 30, 1995, one (1) Tubby's Express restaurant that was owned by the Company was closed. Management also sold a company-owned Tubby's Sub Shop in the first quarter of 1996, (see notes #13 and #14 of the consolidated financial statements). The Tubby's Express restaurant is operated as a licensed department in a Sears, Roebuck & Company store.

         Revenue Recognition

         Monthly franchise and advertising fees are recognized based on the franchisees' sales as earned, except where collection is not deemed probable.

         Initial franchise fees and fees from Area Development Agreements (ADA'S) are deferred until the Company has substantially met its obligations under the Franchise Agreement, which is generally at the time the store is opened. Deferred revenues under ADA's are recognized as revenue on a pro rata basis as each store opens.

         Advances under vendor rebate agreements are deferred and recognized as revenue over the term of the agreement.

         Cash and Equivalents and Certificate of Deposit

         Cash and equivalents consist of cash, certificates of deposit, and commercial paper with maturity dates not exceeding three months.

         Certificates of deposit with maturity dates exceeding three months are separately classified on the balance sheet.

         Inventories

         Inventories include food and equipment held for resale to franchisees. Inventories are stated at the lower of cost (primarily on a specific identification basis) or market.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed over the useful lives of the assets using the straight line method.

         Goodwill

         Goodwill represents the excess of the cost over the fair value of tangible assets acquired in the 1990 merger of Stuff-Yer-Face, Inc.
         (SYF) and Tubby's, Inc, and the acquisition of a Tubby's Sub Shop in April, 1995. At the time of the SYF acquisition the goodwill amounted to $390,134. At the time of the acquisition of the Tubby's Sub Shop the goodwill amounted to $13,910. The Company amortizes the SYF goodwill over 40 years and the Tubby's goodwill over 10 years. The Company reviews goodwill for impairment based upon the estimated undiscounted net income over the remaining life of the goodwill. If necessary, impairment will be measured based on the difference between undiscounted cash flows and the book value of the related goodwill.

         Advertising Costs

         The company expenses the costs of advertising as incurred. Advertising expense was approximately $659,000 and $426,000 in 1995 and 1994, respectively.

         Taxes on Income

         Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Earnings Per Share

         The computation of earnings (loss) per share is based on the weighted average number of outstanding common shares and equivalents. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a materially dilutive effect in years where there are earnings. The weighted average number of shares outstanding was 23,934,376 and 19,551,725 for 1995 and 1994, respectively.

         Reclassifications

         Certain 1995 balances have been reclassified for purposes of comparison.

         Concentrations of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, certificates of deposit, investments and accounts receivable. At times such cash and equivalents in banks are in excess of the respective financial institution's FDIC insurance limit. The Company attempts to minimize credit risk by reviewing all franchisees' credit history before extending credit and by monitoring franchisees' credit exposure on a continuing basis. Franchisees operate restaurants in Michigan, Ohio and New Jersey. The Company establishes an allowance for possible losses on accounts receivable, when necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company also establishes an allowance for possible losses, when necessary, for declines in market value of its investments.

         Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.       RELATED PARTIES

         Three founding shareholders of the Company are directors, two of whom are also officers. These shareholders own approximately 27% of the outstanding common stock. In addition to their responsibilities to the Company, they also own and operate six franchised Tubby's restaurants. The following is a summary of activity with these shareholders and their restaurants as of and for the years ended November 30, 1995 and 1994.

<CAPTION
                                                     1995        1994
                                                   --------    --------
Accounts Receivable                                $ 25,618    $ 25,742
                                                   ========    ========

Notes Receivable, due in quarterly installments
plus interest at 9%, due September, 1997           $ 97,347    $115,546
                                                   ========    ========

Franchise & Advertising Fees                       $165,136    $184,121
                                                   ========    ========

Interest Income                                    $  7,450    $ 14,000
                                                   ========    ========

         On April 1, 1995, the Company acquired an existing Tubby's restaurant and inventory from a current officer and director of Tubby's Inc. in exchange for 1,000,000 shares of restricted common stock valued at $80,000. On January 17, 1996, the Company sold this location to a new franchisee who will operate it as a franchised Tubby's restaurant. This restaurant sold for $83,750 in addition to a franchise transfer fee of $6,250.

         Notes Receivable, Related Party consisted of the following at November 30, 1995 and 1994:

                                       1995          1994
                                    ---------     ---------
Due from related parties            $  97,347     $ 115,546
Less amounts due within one year      (21,918)      (38,230)
                                    ---------     ---------
Long-term notes receivable          $  75,429     $  77,316
                                    =========     =========

3.            INVESTMENTS

              Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified its marketable debt securities into held-to-maturity and available-for-sale categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale are reported at fair market value with unrealized gains or losses incurred in stockholders' equity. At November 30, 1995, there were no unrealized gains or losses reported as cost approximated fair value.

         The following information pertains to marketable equity and debt securities at November 30, 1995:

                                        Aggregate      Unrealized Holding       Aggregate
                                        Fair Value      Gains and Losses       Cost Basis
                                        ----------     ------------------      ----------
Held to Maturity Securities
(Corporate debt securities
maturing within one year)                $ 99,585                --              $ 99,585

Available for Sale Securities
(Corporate bond fund)                      55,005                --                55,005
                                         --------                                --------

Total                                    $154,590                                $154,590
                                         ========                                ========

              Investments in debt securities classified as held-to-maturity at November 30, 1995, have maturity dates which do not exceed one year.

4.            NOTES RECEIVABLE

              Notes receivable consisted of the following at November 30, 1995 and 1994:

                                                           1995           1994
                                                         ---------     ----------
Various notes receivable, due in monthly installments
with interest at various interest rates up to 12%,
maturing through 2007                                      615,060       655,412

Less amounts due within one year                          (126,742)     (101,582)
                                                         ---------     ---------

Long-term notes receivable                               $ 488,318     $ 553,830
                                                         =========     =========

5.            INVENTORIES

              Inventories at November 30, 1995 and 1994 are summarized as follows:

                                         1995       1994
                                       -------    --------
               Equipment                 7,632     13,873
               Food and Paper Goods     13,470     34,504
                                       -------    -------
                                       $21,102    $48,377
                                       =======    =======

6.            REVOLVING CREDIT AGREEMENT

              In November, 1995, the Company entered into a $250,000 line of credit with a bank with interest payable at the bank's prime rate plus one percent. Short-term borrowings are due on demand and are secured by a blanket lien on all assets of the Company and a pledged $100,000 certificate of deposit, as well as a requirement to maintain a $100,000 of collected funds in the Company's checking accounts. No borrowings were outstanding under the line of credit at November 30, 1995.

7.            INVESTMENT IN JOINT VENTURE

              In September, 1991, the Company signed a Joint Venture Partnership Agreement with Russick, Inc. The Company and Russick, Inc. each own a 50% interest in the venture known as The Boli's Companies ("Boli's"). The joint venture was formed to develop the Boli concept (a full service restaurant concept similar to Stuff Yer Face). Boli's only restaurant opened in Atlanta, Georgia in July, 1992. Mr. Richard Elias, Jr., a 50% owner of Russick, Inc. is also a former Director of Tubby's, Inc.

              On September 27, 1993, the partners ceased operating the restaurant and the Company provided for the estimated remaining costs to be incurred. Estimated Joint Venture Liability at November 30, 1995 and 1994 is $10,000.

              The estimated liability for both years is for Tubby's, Inc.'s share of legal expenses incurred to dissolve the joint venture and obtain a release from the lease obligation.

8.            LONG TERM DEBT AND CAPITAL LEASES

              Long-term debt and the capital leases consisted of the following at November 30, 1995 and 1994:

                                                                  1995        1994
                                                                 -------     --------
              Mortgage Notes payable in equal monthly
              installments of $1,960, plus certain balloon
              payments through December, 1998, with interest
              up to the bank's base rate plus 1.5%               $204,241    $227,779

              Notes Payable in equal monthly installments of
              $3,140, plus certain balloon payments (includes
              $200,000 due a shareholder) through
              September, 2000, with interest up to 12.0%          276,804     306,926


              Capital lease obligations payable in equal monthly
              installments of $1,660 through November 1998, with
              interest of up to 19%                                   35,588      76,858
                                                                    --------    --------
                                                                     516,633     611,563

              Less amounts due within one year                       270,427     281,525
                                                                    --------    --------
                                                                    $246,206    $330,038
                                                                    ========    ========

              Substantially all of the notes have been guaranteed by the certain officers/shareholders of the company. The Company has pledged substantially all of its property and equipment as collateral for repayment of debt.

              Annual maturities of long-term debt and capital leases are as follows:

                                   1996                         270,427
                                   1997                         212,019
                                   1998                          23,592
                                   1999                           5,957
                                   2000                           4,638
                                                              ---------
                                                               $516,633

9.            INCOME TAXES

              Significant components of deferred tax assets and liabilities consist of the following at November 30, 1995 and 1994:

              Deferred tax assets (liabilities)                         1995         1994
                                                                     ---------     ---------
                    Cash basis of accounting                         $  55,000     ($213,000)
                    Difference in book and tax depreciation
                       amounts                                          10,000        (9,000)
                    Net operating loss carryforwards                   649,000       744,000
                                                                     ---------     ---------

                    Net Deferred tax asset                             714,000       522,000
                    Valuation allowance on net deferred tax asset     (714,000)     (522,000)
                                                                     ---------     ---------

              Deferred Taxes                                         $       0     $       0
                                                                     =========     =========

              The following reconciles the expected income tax rate to the effective income tax rate.

                                                                   1995      1994
                                                                 -------    ------
              Income Taxes (Benefit) at Federal Statutory Rate     34.0%    (34.0%)
              Valuation Allowance Adjustment                      (34.0)     34.0
                                                                  -----      ----
              Effective Tax Rate                                    0.0%      0.0 %
                                                                  =====      ====

              The Company has acquired net operating loss carryforwards relating to the SYF merger of approximately $1,250,000 which are available to offset future taxable income. However, to the extent such loss carryforwards are utilized to reduce future taxable income, the related tax benefit will first

T
              be credited to goodwill until fully eliminated and then to income. Utilization of these losses is limited based on the taxable income generated by the activity that generated these losses and the carryforwards expire beginning in 1999.

              The Company also has net operating loss carryforwards for tax purposes of approximately $659,000 relating to losses incurred subsequent to the SYF acquisition which expire beginning in 2006, through 2009.

10.           STOCK ISSUANCES AND STOCK OPTION PLANS

              On April 16, 1993, the Board of Directors authorized the sale of 4,000,000 shares of common stock through private placement, at a price of at least 25(cent) per share. Through November 30, 1993, the company sold 2,200,000 shares of stock, all at a price of 25(cent) per share, (of which 200,000 shares were purchased by an officer of the company). An additional 716,666 shares of stock were issued at a price of 29(cent) per share during the year ended November 30, 1994.

              On January 17, 1995, the Board of Directors authorized the sale of 5,000,000 shares of common stock through private placements at $0.08 per share and, on February 28, 1995, amended the authorization to increase the number of shares to 5,750,000. On February 28, 1995, the Company sold 5,750,000 shares. Total proceeds are as follows:

              Cash(1)               $380,000
              Tubby's Sub Shop 2      80,000
                                    --------
              Total Proceeds        $460,000
                                    ========

              1 The sale of 2,750,000 shares to three unrelated investors and the sale of 2,000,000 shares to officers/directors resulting in total cash proceeds of $380,000.

              2 The sale of 1,000,000 shares of Tubby's, Inc.'s common stock to a director/officer in exchange for all the stock of P.T.P., Inc., a Michigan corporation, which owns and operates one (1) Tubby's Sub Shop valued at $78,500 plus inventory valued at $1,500, which was determined based upon historical valuation methods used with outside franchisees. The Company took possession of this restaurant effective April 1, 1995.

              The Company has stock option plans under which key employees may be granted options to purchase a specific number of shares of the Company's stock. Options are subject to the terms of each plan.

              As of November 30, 1995, 2,833,833 shares were available under the Incentive Stock Option Plan and 833,000 were available under the non-statutory Incentive Stock Option Plan. A summary of options is as follows:

                                                                                                 1995        1994
                                                                                               --------     --------
              Incentive Stock Option Plan (option prices range from 15(cent)
              to 84(cent) per share)
                           Outstanding at Beginning of Year                                     617,167      399,667
                           Granted During the Year (at 15.625(cent)to 18.75(cent)per share)     200,000      400,000
                           Expired (at 12.5(cent)to 50(cent)per share)                         (237,500)    (182,500)
                                                                                               --------     --------


              Outstanding at End of Year    579,667    617,167
                                            =======    =======
              Exercisable at end of Year      4,667      4,667
                                            =======    =======

              Non-Statutory Incentive Option Plan (option price is 36(cent)
              per share)
                           Outstanding & Exercisable at Beginning & End of Year    200,000    200,000
                                                                                   =======    =======

              In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for years beginning after December 15, 1995. This statement allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current method of accounting prescribed by Accounting Principles Board Opinion No. 25. Entities electing to remain with the accounting in Opinion No. 25 must make proforma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company expects to continue accounting for employee stock options in accordance with Opinion No. 25 and has not made a calculation of the proforma effect due to the complexity involved with such a calculation.

11.           OPERATING LEASES

              The Company leases buildings, equipment, and restaurant space under various operating leases. The future minimum rental payments, under all operating leases containing minimum annual rental payments, are as follows:

                                    1996                             $56,772
                                    1997                              52,018
                                    1998                              34,400
                                    1999                               1,000
                                                                   ---------
                                                                    $144,190

              Total rent expense under the operating leases was $152,559 and $181,784 for 1995 and 1994, respectively.

12.           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                            1995       1994
                                                          -------    -------
              Cash paid during the year for interest      $37,464    $73,847

              Non-Cash Investing and Financing Activities:

              In 1995, the Company exchanged 1,000,000 shares of Tubby's Inc. common stock for a Tubby's Sub Shop valued at $78,500 plus inventory valued at $1,500.

              During, 1994, the Company sold completed store property and equipment to a related partnership for cash, and the assumption of a $122,156 note payable which was assigned to the partnership.

13.           SUBSEQUENT EVENTS

              In December, 1995, the Company closed a company-owned Tubby's Express restaurant. A loss of $29,090 was recognized in the fourth quarter of 1995. In January, 1996, the Company sold one of its stand alone restaurants for $90,000. The sale consisted of $25,000 cash and a $65,000 promissory note maturing January 15, 2001. A franchise transfer fee of $6,250 and a gain of approximately $14,400 will be recognized on the sale in the first quarter of 1996. Revenues from this restaurant, which was acquired on April 1, 1995, (see footnote #2 of the Consolidated Financial Statements), totaled $141,923 in 1995.

              In December, 1995, the Company offered to purchase the Tubby's Sub Shop restaurant equipment of a bankrupted franchisee for $120,000 comprised of a cash payment of $50,000 and accounts receivable owed the Company of $70,000. The purchase price of $120,000 was determined based upon historical valuation methods used with other outside franchisees. Additionally, the Company offered to purchase the building and land where this restaurant is located from its owner for $165,000. The Company believes it has sufficient liquidity to acquire the restaurant, and the building and land. Both offers are pending final acceptance by the other parties involved.

14.           ASSETS HELD FOR DISPOSAL

              During the year ended November 30, 1994, the Company contemplated the sale of all six of its Tubby's Express restaurants. At that time, management provided $317,514 for the expected losses from operations and on disposal of these locations. In December 1994, Management decided to close three Tubby's Express restaurants and sell the three remaining Tubby's Express restaurants. Of these six locations, two restaurants were sold and two restaurants were closed in 1995. One additional restaurant was closed in December 1995. An additional reserve of $29,090 has been recorded in 1995 for the estimated loss on disposal of this location. The remaining restaurant is expected to be sold in 1996. No loss is expected to result from the sale of this store.

              The net assets held for disposal have been separately classified in the accompanying balance sheet for 1995 and 1994. The assets consist primarily of:

                                                           1995          1994
                                                        ---------     ---------
              Net Property and Equipment                $ 140,283     $ 622,000
              Reserve for Estimated Loss On Disposal      (29,090)     (318,000)
                                                        ---------     ---------
              Net Assets Held for Disposal              $ 111,193     $ 304,000
                                                        =========     =========

              Revenues from these Tubby's Express restaurants totaled $824,755 in 1995 and $892,390 in 1994.

15.   LITIGATION

A. Tubby's, Inc. v Alexander P. Bardy. On or about January 6, 1995, the Company initiated a civil action in the Circuit Court for the County of Macomb against Alexander P. Bardy, its former President & CEO. The Complaint seeks reimbursement from the Defendant for unauthorized expenses and expenditures, money damages as a result of the Defendant's usurpation of corporate opportunities, fraudulent misrepresentations, breach of contract and negligence, and sought a declaratory judgment regarding the type of stock available to the Defendant pursuant to his Stock Option Agreement. The Defendant denied any liability to the Company and filed a "Counter-Complaint/Third-Party Complaint" alleging breach of the Stock Option Agreement against the Company and the following Officers and/or Directors: Vincent J. Tatone, Robert M. Paganes, Peter T. Paganes, and J. Thomas Paganes. Thereafter, the Third-Party Defendants moved to be dismissed from the "Counter-Complaint/Third- Party Complaint", which the Court granted in part and denied in part, without prejudice. The Court dismissed all claims against the individuals for breach of contract but did not dismiss other possible claims asserted for the reason that discovery had not been completed. On October 30, 1995, the Court granted the Company's Motion for Entry of a Declaratory Judgment regarding the type of stock available to the Defendant under his stock option agreement, ordered that Defendant would have 30 days in which to exercise his options and dismissed the Defendant's request for injunctive relief. The Defendant did not exercise those options within the 30 day period. In January of 1996, the Third-Party Defendants renewed their Motion to Dismiss. On February 6, 1996, the Court treated this Motion as a Motion for Reconsideration and granted the Motion, which dismissed all claims by Mr. Bardy which were asserted in the Third-Party Complaint and precludes the re-litigation of those claims in any other action. Presently, the parties are continuing to conduct discovery. The Company intends to vigorously pursue and defend the matter and estimates the possibility of an unfavorable outcome to be remote.

B. Patrick J. McCourt, the Patrick J. McCourt Trust, and McCourt Corporation, a Michigan corporation v Tubby's, Inc., a New Jersey corporation, the McTub Company, a Michigan partnership, Robert M. Paganes, P. Terrance Paganes, J. Thomas Paganes, and Vincent J. Tatone. On August 17, 1995, a civil action was commenced in the United States District Court for the Eastern District of Michigan by the above named Plaintiffs. Patrick J. McCourt, as Trustee of the Patrick J. McCourt Trust and as President of McCourt Corporation, purchased restricted shares of Tubby's Common Stock pursuant to private placements in June, July and November of 1993 and formed the McTub Company, a general partnership with Tubby's in August of 1993 for the purpose of owning and operating certain quick- service restaurants. Plaintiffs' Complaint seeks recision of those transactions and, in connection therewith, alleged violation of Federal Securities regulations, fraudulent misrepresentation, violation of the Racketeer Influenced and Corrupt Organizations Act, dissolution of partnership and accounting, violation of Michigan Securities Act, and Michigan's Franchise Investment Law. Plaintiffs purchased a total of 1.5 million shares at 25(cent)per share for a total purchase price of $375,000 and Plaintiffs' total investment in the McTub Company was approximately $400,000. The Company filed an Answer in which it denied liability to Plaintiffs. In addition, the Company filed a Cross-Claim against the McTub Company seeking a declaratory judgment that the Company is entitled to a distribution in the amount of $105,000.00 prior to any other distributions that may be made by that Company, and filed Third- Party Complaint against Alexander P. Bardy, the Company's former President and Chief Executive Officer, and Kevin J. Sullivan, the Company's former Chief Financial Officer. In the Third-Party Complaint, the Company denies any liability to Plaintiffs but asserts, alternatively, in the event that it is determined to be liable to Plaintiffs for any amount of money damages, Third-Party Defendants would be liable to the Company for all such damages, plus any additional damages sustained by the Company in connection with the Complaint. The Company intends to zealously defend against the claims asserted in the Complaint and to zealously prosecute its Cross-Claim and Third-Party Complaint. The Company is unable at this time to estimate the probability of a successful conclusion to the litigation or to estimate the possible loss to the Company if it is not successful.

C.            Alexander P. Bardy v J. Thomas Paganes, Peter T. Paganes, Robert
              M. Paganes, and Vincent J. Tatone. On or about January 17, 1996, after the Court in Tubby's, Inc. v Alexander P. Bardy described above in item A, denied Mr. Bardy's Motion to Amend his "Counter-Complaint/Third-Party Complaint", Mr. Bardy filed a separate action in the Circuit Court for the County of Macomb against the above named Defendants. This Complaint re-alleges the same claims asserted by Mr. Bardy in the previously pending action but adds two additional counts: tortious interference with Mr. Bardy's Stock Option Agreement and defamation against Defendant Tatone. On February 6, 1996, when the Court granted the Motion to Dismiss in the previously pending action, the Court also ruled that Mr. Bardy would be precluded from re-litigating any of his claims that were dismissed in that case. The Defendants in this case are being indemnified by the Company because this matter arises out of their employment with the Company. They intend to file an Answer denying any liability to Mr. Bardy and to summarily dismiss Mr. Bardy's Complaint. The Company estimates the possibility of a unfavorable outcome to be remote.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Tubby's, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Tubby's, Inc. and Subsidiaries as of November 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tubby's, Inc. and Subsidiaries at November 30, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                               BDO Seidman, LLP




Troy, Michigan
January 19, 1996

ITEM 8. CHANGES IN & DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

There is no information required to be reported hereunder.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors and executives officers of the Company, is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to the Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

Directors and Executive Officers of the Registrant.

All of the executive officers of Tubby's, Inc. as of February 13, 1996, are shown below. Each of the executive officers has a term of office until the June, 1996 Board of Directors meeting.

              Name                    Position Held with the Registrant        Age
              ----                    ---------------------------------        ---
              Robert M. Paganes       President and Chief Executive Officer    39
              Peter T. Paganes        Vice President and Treasurer             53
              Vincent J. Tatone       Secretary                                39
              Melvyn Erdos, C.P.A     Chief Financial Officer                  47

Messrs. Paganes are brothers and shareholders of the Company. There are no other relationships amongst the executive officers.

ITEM 10.  EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS

The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 13.  EXHIBITS AND REPORTS ON 8K
                                                                      Page
                                                                      ----
              (a)       Documents filed as a part of this report:


(1)       Financial Statements:

          Consolidated Balance Sheets as of November 30, 1995 and 1994.................................  19

          Consolidated Statements of Operations for the Years Ended November 30, 1995
          and 1994.....................................................................................  21

          Consolidated Statements of Shareholders' Equity for the Years Ended November
          30, 1995 and 1994............................................................................  22

          Consolidated Statements of Cash Flows for the Years Ended November 30, 1995
          and 1994.....................................................................................  23

          Notes to Consolidated Financial Statements...................................................  24

          Report of Independent Auditors...............................................................  35

(b)       Reports on Form 8-K

                     There were no reports on Form 8-k filed
                     during the quarter ended November 30, 1995.

(c)       Exhibits:

          Name/Type of Exhibit

          21         Subsidiaries of the registrant
          23         Consent of independent certified public accountants

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

TUBBY'S, INC.


By:  -------------------------
     ROBERT M. PAGANES
     PRESIDENT AND
     CHIEF EXECUTIVE OFFICER


By:  -------------------------
     MELVYN ERDOS
     CHIEF FINANCIAL OFFICER


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

     Signature                             Title                     Date
     ---------                             -----                     ----

/s/  Peter T. Paganes
-----------------------           Chairman of the Board            02/27/96
  Peter T. Paganes                Vice-President, Treasurer

/s/ Robert M. Paganes
-----------------------           President, Chief Executive       02/27/96
Robert M. Paganes                 Officer, Director

/s/ Vincent J. Tatone
-----------------------           Secretary, Director              02/27/96
  Vincent J. Tatone

/s/  John Fayad
-----------------------           Director                         02/27/96
     John Fayad

/s/  Ronald D. Boraks
-----------------------           Director                         02/27/96
  Ronald D. Boraks

/s/  Ralph R. Roberts
-----------------------           Director                         02/27/96
  Ralph R. Roberts

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                         TUBBY'S, INC.

                         By:    /s/ Robert M. Paganes
                                    ROBERT M. PAGANES
                                    PRESIDENT AND
                                    CHIEF EXECUTIVE OFFICER

                          By:    /s/ Melvyn Erdos
                                     MELVYN ERDOS
                                     CHIEF FINANCIAL OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

      Signature                       Title                         Date


  /s/ Peter T. Paganes         Chairman of the Board              02/27/96
     Peter T. Paganes          Vice-President, Treasurer


 /s/ Robert M. Paganes         President, Chief Executive         02/27/96
   Robert M. Paganes           Officer, Director


/s/ Vincent J. Tatone          Secretary, Director                02/27/96
------------------------
   Vincent J. Tatone


  /s/   John Fayad             Director                           02/27/96
------------------------
        John Fayad


  /s/ Ronald D. Boraks         Director                           02/27/96
------------------------
     Ronald D. Boraks


  /s/ Ralph R. Roberts         Director                           02/27/96
------------------------
     Ralph R. Roberts

(Signed Originals on File)