Form 10KSB/A
period 1995-11-30
TUBBYS INC
filed 1996-03-29
CIK 725398

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A-1

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

      Single Store Agreements:
          o Eight (8) new franchised stores opened in 1995
          o Two (2) existing Tubby's Express stores were sold to a new franchisee in 1995
          o One (1) new franchised store opened in the first quarter of 1996
          o One (1) company owned store was sold to a new franchisee in the first quarter of 1996. See footnote #13 of the Consolidated Financial Statements.

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

      1994            High            Low
      ----            ----            ---
    Quarter 1         11/16          15/32
    Quarter 2           1/2          11/32
    Quarter 3         13/32           7/32
    Quarter 4           1/4            1/8

     1995              High           Low
     ----              ----           ---
    Quarter 1           1/4          5/32
    Quarter 2          9/32          5/32
    Quarter 3         11/32          7/32
    Quarter 4           1/4          1/16

As of February 15, 1996, the approximate number of shareholders of record of the Company was 6,944. The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and depends, among other factors, on earnings, capital requirements and the operating and financial condition. At the present time, the Company's anticipated financial capital requirements will be such that it intends to follow a policy of retaining earnings in order to finance the development of its business.


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

                                                      1995         1994
                                                    --------     --------
   One (1) Tubby's Express restaurant for sale      $348,067     $327,668
   One (1) Tubby's Express restaurant closed         198,852       68,894
                                                    --------     --------
                              Total                 $546,919     $396,562
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
                                         ========                                ========

              Investments in debt securities classified as held-to-maturity at November 30, 1995, have maturity dates which do not exceed one year.

4.            NOTES RECEIVABLE

              Notes receivable consisted of the following at November 30, 1995 and 1994:


                                                           1995           1994
                                                         ---------     ----------
Various notes receivable, due in monthly installments
with interest at various interest rates up to 12%,
maturing through 2007                                    $ 615,060     $ 655,412

Less amounts due within one year                          (126,742)     (101,582)
                                                         ---------     ---------

Long-term notes receivable                               $ 488,318     $ 553,830
                                                         =========     =========

5.            INVENTORIES

              Inventories at November 30, 1995 and 1994 are summarized as follows:


                                         1995       1994
                                       -------    --------
               Equipment               $ 7,632    $13,873
               Food and Paper Goods     13,470     34,504
                                       -------    -------
                                       $21,102    $48,377
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

8.            LONG TERM DEBT AND CAPITAL LEASES

              Long-term debt and the capital leases consisted of the following at November 30, 1995 and 1994:

                                                                  1995        1994
                                                                 -------     --------
              Mortgage Notes payable in equal monthly
              installments of $1,960, plus certain balloon
              payments through December, 1998, with interest
              up to the bank's base rate plus 1.5%               $204,241    $227,779

              Notes Payable in equal monthly installments of
              $3,140, plus certain balloon payments (includes
              $200,000 due a shareholder) through
              September, 2000, with interest up to 12.0%          276,804     306,926

                                                                      1995        1994
                                                                    -------     --------
              Capital lease obligations payable in equal monthly
              installments of $1,660 through November 1998, with
              interest of up to 19%                                   35,588      76,858
                                                                    --------    --------
                                                                     516,633     611,563

              Less amounts due within one year                       270,427     281,525
                                                                    --------    --------
                                                                    $246,206    $330,038
                                                                    ========    ========

              Substantially all of the notes have been guaranteed by the certain officers/shareholders of the company. The Company has pledged substantially all of its property and equipment as collateral for repayment of debt.

              Annual maturities of long-term debt and capital leases are as follows:

                                   1996                       $ 270,427
                                   1997                         212,019
                                   1998                          23,592
                                   1999                           5,957
                                   2000                           4,638
                                                              ---------
                                                              $ 516,633
                                                              =========

9.            INCOME TAXES

              Significant components of deferred tax assets and liabilities consist of the following at November 30, 1995 and 1994:

              Deferred tax assets (liabilities)                         1995         1994
                                                                     ---------     ---------
                    Cash basis of accounting                         $  55,000     ($213,000)
                    Difference in book and tax depreciation
                       amounts                                          10,000        (9,000)
                    Net operating loss carryforwards                   649,000       744,000
                                                                     ---------     ---------

                    Net Deferred tax asset                             714,000       522,000
                    Valuation allowance on net deferred tax asset     (714,000)     (522,000)
                                                                     ---------     ---------

              Deferred Taxes                                         $       0     $       0
                                                                     =========     =========

              The following reconciles the expected income tax rate to the effective income tax rate.

                                                                   1995      1994
                                                                 -------    ------
              Income Taxes (Benefit) at Federal Statutory Rate     34.0%    (34.0%)
              Valuation Allowance Adjustment                      (34.0)     34.0
                                                                  -----      ----
              Effective Tax Rate                                    0.0%      0.0 %
                                                                  =====      ====

              The Company has acquired net operating loss carryforwards relating to the SYF merger of approximately $1,250,000 which are available to offset future taxable income. However, to the extent such loss carryforwards are utilized to reduce future taxable income, the related tax benefit will first be credited to goodwill until fully eliminated and then to income. Utilization of these losses is limited based on the taxable income generated by the activity that generated these losses and the carryforwards expire beginning in 1999.

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

              On January 17, 1995, the Board of Directors authorized the sale of 5,000,000 shares of common stock through private placements at $0.08 per share and, on February 28, 1995, amended the authorization to increase the number of shares to 5,750,000. On February 28, 1995, the Company sold 5,750,000 shares. Total proceeds are as follows:

              Cash(1)               $380,000
              Tubby's Sub Shop (2)    80,000
                                    --------
              Total Proceeds        $460,000
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

              As of November 30, 1995, 2,833,833 shares were available under the Incentive Stock Option Plan and 833,000 were available under the non-statutory Incentive Stock Option Plan. A summary of options is as follows:

                                                                                                 1995        1994
                                                                                               --------     --------
              Incentive Stock Option Plan (option prices range from 15(cent)
              to 84(cent) per share)
                           Outstanding at Beginning of Year                                     617,167      399,667
                           Granted During the Year (at 15.625(cent)to 18.75(cent)per share)     200,000      400,000
                           Expired (at 12.5(cent)to 50(cent)per share)                         (237,500)    (182,500)
                                                                                               --------     --------

                                                                                    1995       1994
                                                                                   -------    -------
              Outstanding at End of Year                                           579,667    617,167
                                                                                   =======    =======
              Exercisable at end of Year                                             4,667      4,667
                                                                                   =======    =======

              Non-Statutory Incentive Option Plan (option price is 36(cent) per share)

                           Outstanding & Exercisable at Beginning & End of Year    200,000    200,000
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

11.           OPERATING LEASES

              The Company leases buildings, equipment, and restaurant space under various operating leases. The future minimum rental payments, under all operating leases containing minimum annual rental payments, are as follows:

                                    1996                            $ 56,772
                                    1997                              52,018
                                    1998                              34,400
                                    1999                               1,000
                                                                    --------
                                                                    $144,190
                                                                    ========

              Total rent expense under the operating leases was $152,559 and $181,784 for 1995 and 1994, respectively.

12.           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                            1995       1994
                                                          -------    -------
              Cash paid during the year for interest      $37,464    $73,847

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


To the best of the Company's knowledge, based solely upon a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year, three directors, Messrs. Fayad, Roberts and Boraks, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. They each filed one late report.

There were six (6) meetings of the Board of Directors held during the past fiscal year. Each director attended at least seventy-five percent of the meetings of the Board of Directors during the fiscal year ended November 30, 1995, except J. Thomas Paganes, who missed three (3) meetings.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth compensation awarded to, earned by or paid to the Company's President and Chief Executive Officer. No other officer of the Company earned a salary and bonus of more than $100,000 during the Company's fiscal year ending November 30, 1995. The Company did not grant any options, restricted stock awards or stock appreciation rights, nor pay compensation that would qualify as "All Other Compensation", nor did the Company make payments to any Executive Officer earning an annual salary or bonus in excess of $100,000, which may be categorized as "Other Annual Compensation" or "LTIP Payouts", during the Company's fiscal year ended November 30, 1995.

Name & Principal Position                          Fiscal Year  Salary ($)
-------------------------                          -----------  ----------
Robert M. Paganes ...............................      1995       72,099
   President & Chief Executive Officer

No stock options were granted to the above-named Executive Officer during the fiscal year ended November 30, 1995.

Directors' Compensation

A fee of $500 per meeting attended was paid to each independent, non-employee Director for their services as such for the fiscal year ended November 30, 1995. The total amount paid to independent Directors as a group was $7,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS

Set forth below is certain information concerning management and other persons who are known by the Company to own beneficially more than 5% of the Company's common stock, $0.001 par value, on November 30, 1995.

                                                Amount and Nature    Percent of
       Name of Beneficial Owner                  of Ownership (1)     Class (2)
---------------------------------------      ----------------------- ----------
Robert M. Paganes .....................      2,800,241                 11.0%
6029 E. Fourteen Mile Road                   President
Sterling Heights, Michigan 48312             Director

Peter T. Paganes ......................      1,914,000                  7.5%
6029 E. Fourteen Mile Road                   Vice President
Sterling Heights, Michigan 48312             Director

Vincent J. Tatone .....................      1,000,000                  5.1%(3)
6029 E. Fourteen Mile Road                   Secretary
Sterling Heights, Michigan 48312             Director

John M. Fayad .........................      1,175,000                  4.6%
P.O. Box 388                                 Director
Roseville, Michigan 48066

Ralph R. Roberts ......................      1,025,000                  4.0%
30521 Schoenherr                             Director
Warren, Michigan 48093

Ronald Boraks .........................          0                      0.0%(4)
38345 West Ten Mile Road, Suite 300          Director
Farmington Hills, Michigan 48335

Patrick J. McCourt ....................      1,510,000                  5.9%
830 Helston Court                            Shareholder
Bloomfield Hills, Michigan

J. Thomas Paganes .....................      2,325,752                  9.2%
38633 Moravian                               Director
Mount Clemens, Michigan 48043

Melvyn B. Erdos .......................      6,500                      0.4%(3)
6029 E. Fourteen Mile Road                   Chief Financial Officer
Sterling Heights, Michigan 48312             Shareholder

All Executive Officers and Directors as
   a Group (8 persons) ................      10,246,493                40.4%

(1) The nature of ownership is sole voting and investment power unless otherwise indicated.

(2)  As of March 10, 1996.

(3) Pursuant to the rules of the Securities and Exchange Commission, the Company's common stock which is not outstanding but which is subject to options is deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by the optionee, but not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(4)  Less than 1%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Peter T. Paganes and Robert M. Paganes, each of whom is a director, officer and shareholder of the Company and owns and operates franchised stores, and J. Thomas Paganes, who was a director and is a shareholder of the Company and owns and operates franchised stores, received loans and advances in years prior to 1991 related to their stores.

As of November 30, 1995:
  Included in Accounts Receivable...................... $  25,618
  Included in Other Assets; Notes Receivable........... $  45,864

For the year ended November 30, 1995:
  Included in Revenue.................................. $ 165,136
  Included in Interest Income.......................... $   7,450

Prior to January 1, 1993, the above persons had an exemption from paying royalties on their stores. Effective January 1, 1993, this exemption was limited to previously existing stores and was discontinued until such time as these persons were not employed by the Company. Each of the above persons is in full compliance with all personal obligations to the Company as of November 30, 1995.

As of November 30, 1995, certain of the officers and directors of the Company had remaining balances regarding loans from the Company and/or credits for loans made to the Company. The loans made to Robert M. Paganes called for quarterly payments of principal and interest at 9% per annum and Robert M. Paganes was in full compliance with these loans as of November 30, 1995. The activity of such accounts for the year ended November 30, 1995, is shown below.

                                   Balance
                                  Beginning                                      Balance
          1995                     12/1/94        Additions      Deductions      11/30/95
          ----                    ---------       ---------      ----------      --------
Robert M. Paganes ..........      $  65,894                      $ (20,030)      $  45,864
Peter T. Paganes ...........         51,847                        (51,847)            -0-
J. Thomas Paganes ..........         (2,195)      $   2,195                            -0-
                                  ---------       ---------      ---------       ---------
     Total .................      $ 115,546       $   2,195      $ (71,877)      $  45,864
                                  =========       =========      =========       =========

The following table summarizes the amounts due as of November 30, 1995 from all stores owned by officers or directors of the Company:

                                                      Amount Due from
                                       Number of          Stores at
               Name                Franchises Owned  November 30, 1995
               ----                ----------------  -----------------

Robert M. Paganes ...............           2             $11,453
Peter T. Paganes ................           1               3,623
                                         ----             -------

  Amount due from Officers ......           3              15,076

J. Thomas Paganes ...............           3              10,542
                                         ----             -------

  Amount Due from Officers
     and Directors ..............           6             $25,618
                                         ====             =======

On January 27, 1995, the Board of Directors authorized the sale of 5,000,000 shares of restricted common stock through private placements at $0.08 per share and, on February 28, 1995, amended the authorization to increase the number of shares to 5,750,000. In February and March of 1995, the Company sold 2,750,000 shares to four unrelated investors and sold 2,000,000 shares to officers/directors, 1,000,000 to Robert M. Paganes and 1,000,000 to Vincent J. Tatone, resulting in total cash proceeds to the Company of $380,000. In addition, the Company sold 1,000,000 shares of restricted common stock to Peter T. Paganes in exchange for all of the stock of P.T.P., Inc., a Michigan corporation, which owned and operated a Tubby's Sub Shop valuated at $80,000, which was determined on the basis of historical valuation methods used with unrelated franchisees. The Company sold all of the assets of P.T.P., Inc., on January 15, 1996, for $83,750, which resulted in a gain of $14,346 on the sale.



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

(c)       Exhibits:

          Name/Type of Exhibit

          21         Subsidiaries of the registrant
          23         Consent of independent certified public accountants
          27         Financial Data Schedule

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDED REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED ON THIS 29TH DAY OF MARCH, 1996, THEREUNTO DULY AUTHORIZED.

                         TUBBY'S, INC.

                         By:    /s/ Robert M. Paganes
                                ----------------------------
                                    ROBERT M. PAGANES
                                    PRESIDENT AND
                                    CHIEF EXECUTIVE OFFICER

                          By:    /s/ Melvyn Erdos
                                ----------------------------
                                     MELVYN ERDOS
                                     CHIEF FINANCIAL OFFICER


(Signed Originals on File)