Form 10QSB
period 1996-02-29
TUBBYS INC
filed 1996-04-11
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ___________________
                        Commission File Number 0-12706


                                 Tubby's, Inc.
- ------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            New Jersey                                     22-2166602
- ------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
of incorporation or organization)            Number)


         6029 E. Fourteen Mile Road, Sterling Heights, Michigan 48312
- ------------------------------------------------------------------------------
                   (Address of principal executive officers)


                                (810) 978-8829
- ------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __ X __   No ______

         As of April 10, 1996, there were 25,381,131 shares of common stock outstanding.

                                     INDEX

                        TUBBY'S, INC. AND SUBSIDIARIES


                                                                     Page No.
                                                                     --------

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited).

                  Consolidated Balance Sheets,
                  February 29, 1996 and November 30, 1995.................3-4

                  Consolidated Statements of Operations,
                  Three Months Ended February 29, 1996
                  and February 28, 1995.....................................5

                  Consolidated Statements of Cash Flows,
                  Three Months Ended February 29, 1996
                  and February 28, 1995.....................................6

                  Notes to Consolidated Financial Statements.............7-11

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........12-14


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.........................15

Signatures.................................................................16

PART I - FINANCIAL INFORMATION
ITEM  I - FINANCIAL STATEMENTS (UNAUDITED).

                        TUBBY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  February 29, 1996                November 30, 1995
                       Assets                                        (Unaudited)                         (Note)
                       ------                                     -----------------                -----------------
Current Assets:
   Cash & Cash Equivalents                                                 $  923,261                        $  951,144
   Certificate of Deposit                                                     100,000                           100,000
   Investments                                                                105,004                           154,590
   Accounts & Notes Receivable
       Accounts Receivable - Trade                                 297,962                           282,183
       Notes Receivable - Other                                    125,538                           126,742
       Notes Receivable - Related Parties                           22,400                            21,918
                                                                 ---------                         ---------
                                                                   445,900                           430,843
       Less Allowance - Doubtful Accounts                           48,512                            48,512
                                                                 ---------                         ---------
                                                                              397,388                           382,331
   Inventories                                                                 12,294                            21,102
   Prepaid  Expenses & Other                                                  159,351                            58,876
                                                                           ----------                        ----------
Total Current Assets                                                        1,697,298                         1,668,043
                                                                           ----------                        ----------

Property & Equipment:
   Land                                                                       253,623                           253,623
   Buildings & Improvements                                                   382,874                           405,358
   Equipment                                                                  281,139                           314,677
   Furniture & Fixtures                                                       120,371                           118,104
   Vehicles                                                                    15,009                            15,009
                                                                           ----------                        ----------
                                                                            1,053,016                         1,106,771
   Less Accumulated Depreciation                                              536,606                           526,572
                                                                           ----------                        ----------
Net Property & Equipment                                                      516,410                           580,199
                                                                           ----------                        ----------

Net Assets Held for Disposal                                                   89,583                           111,193
                                                                           ----------                        ----------
Other Assets:
   Goodwill, less Amortization of
       $58,942 ($57,369 in 1995)                                              331,192                           346,675
   Notes Receivable, less Allowance for Doubtful
       Accounts of $142,209 ($142,209 in 1995)                                533,950                           488,318
   Notes Receivable, Related Parties                                           71,366                            75,429
                                                                           ----------                        ----------
Total Other Assets                                                            936,508                           910,422
                                                                           ----------                        ----------

                                                                           $3,239,799                        $3,269,857
                                                                           ==========                        ==========

Note: The balance sheet at November 30, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    See Accompanying Notes to Consolidated
                             Financial Statements


                        TUBBY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             February 29, 1996     November 30, 1995
 Liabilities & Shareholders' Equity             (Unaudited)              (Note)
 ----------------------------------          -----------------     -----------------

Current Liabilities:
     Accounts Payable                            $   139,768         $   163,472
     Accrued Liabilities:
          Compensation                                10,194              36,127
          Other                                       11,067               7,597
     Joint Venture, Boli's                            10,000              10,000
     Deferred Revenue                                 97,200              77,000
     Long-term Debt & Capital Lease
          Due Within One Year                        272,899             270,427
                                                 -----------         -----------
Total Current Liabilities                            541,128             564,623

Deferred Revenue                                      86,500              94,000

Long-term Debt & Capital Leases                      225,759             246,206
                                                 -----------         -----------

Total Liabilities                                    853,387             904,829
                                                 -----------         -----------

Shareholders' Equity:
     Common Stock, $.001 Par Value,
          30,000,000 Shares Authorized,
          25,381,131 Issued & Outstanding
          (25,381,131 Shares in 1995)                 25,382              25,382
     Additional Paid-in Capital                    3,430,044           3,430,044
     Accumulated Deficit                          (1,069,014)         (1,090,398)
                                                 -----------         -----------
Total Shareholders' Equity                         2,386,412           2,365,028
                                                 -----------         -----------

                                                 $ 3,239,799         $ 3,269,857
                                                 ===========         ===========

Note: The balance sheet at November 30, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                    See Accompanying Notes to Consolidated
                             Financial Statements


                        TUBBY'S, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three Months Ended
                                               February 29, 1996    February 28, 1995
                                               -----------------    -----------------

Revenues:
     Food Sales                                  $    203,087         $    385,063
     Franchise Fees:
          Monthly                                     148,115              148,291
          Initial                                      14,250               23,000
     Equipment & Restaurant Sales                      55,420               52,506
     Advertising Fees                                 127,995              119,395
     Commissions & Other Fees                          75,928              120,343
                                                 ------------         ------------
Total Revenues                                        624,795              848,598
                                                 ------------         ------------

Costs & Expenses:
     Operating Expenses                               455,293              512,479
     Cost of Food Sales                               143,235              275,800
     Cost of Equipment & Restaurant Sales              44,935               45,200
                                                 ------------         ------------
Total Costs & Expenses                                643,463              833,479
                                                 ------------         ------------

Operating Income (Loss)                               (18,668)              15,119
                                                 ------------         ------------

Other Income (Expense):
     Interest Expense                                  (7,400)             (11,009)
     Gain on Sale of Fixed Assets                      11,105              111,930
     Interest Income                                   25,668               18,877
     Miscellaneous                                     10,679                6,977
                                                 ------------         ------------
Total Other Income (Expense)                           40,052              126,775
                                                 ------------         ------------

Income Before Income Taxes                             21,384              141,894

Provision for Income Taxes                               --                   --
                                                 ------------         ------------

Net Income                                       $     21,384         $    141,894
                                                 ============         ============

Earnings per Share                               $      0.001         $      0.007
                                                 ============         ============

Common Shares Outstanding (Average)                25,381,131           21,390,746
                                                 ============         ============

                    See Accompanying Notes to Consolidated
                             Financial Statements


                         TUBBY'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                 Three Months Ended
                                                         February 29, 1996  February 28, 1995
                                                         -----------------  -----------------

Cash Flows from Operating Activities:

Net Income                                                    $  21,384         $ 141,894

Adjustments to Reconcile Net Income to Net
     Cash Provided (Used) by Operating Activities:
          Depreciation & Amortization                            24,469            47,235
          Provision for Estimated Loss on Disposal
             of Restaurant                                         --             (14,982)
Gain on Sale of Fixed Assets                                    (11,105)         (111,930)
Increase (Decrease) in Cash Due to Changes In:
     Accounts & Notes Receivable                                (15,779)         (145,483)
     Inventories                                                  8,808            16,801
     Prepaid Expenses & Other                                  (100,475)          (34,327)
     Accounts Payable                                           (23,704)          (43,539)
     Accrued Liabilities                                        (22,463)           (8,489)
     Deferred Revenues                                           12,700             1,000
                                                              ---------         ---------
Net Cash (Used) by Operating Activities                        (106,165)         (151,820)
                                                              ---------         ---------

Cash Flows from Investing Activities:
     Maturity of Certificate of Deposits & Investments           49,586              --
     Purchase of Property & Equipment                            (9,732)             --
     Net Proceeds from Sale of Property & Equipment              32,250           135,000
     Other Assets                                                  --              (1,020)
     Note Receivable Paid                                        24,153            28,796
                                                              ---------         ---------
     Net Cash Provided By Investing Activities                   96,257           162,776
                                                              ---------         ---------

Cash Flows from Financing Activities:
     Payments on Long-term Debt                                 (17,975)          (18,849)
     Proceeds from Issuance of Capital Stock                       --             460,000
                                                              ---------         ---------
Net Cash Provided (Used) by Financing Activities                (17,975)          441,151
                                                              ---------         ---------

Increase (Decrease) in Cash                                     (27,883)          452,107
Cash & Equivalents at Beginning of Period                       951,144           347,706
                                                              ---------         ---------
Cash & Equivalents at End of Period                           $ 923,261         $ 799,813
                                                              =========         =========

                    See Accompanying Notes to Consolidated
                             Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conforming with generally accepted accounting principles. In the opinion of the company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at February 29, 1996 and February 28, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto as of November 30, 1995 and the Form 10-KSB as of November 30, 1995.

2.       ACCOUNTING FOR INCOME TAXES

         The Company has acquired net operating loss carry forwards relating to the SYF merger of approximately $1,250,000 which are available to offset future taxable income. However, to the extent such loss carry forwards are utilized to reduce future operating income, the related tax benefit will first be credited to goodwill until fully eliminated and then to income. Utilization of these losses is limited based on the taxable income generated by the activity that generated these losses and expire beginning in 1999.

         The Company also has net operating loss carry forwards for tax purposes of approximately $637,616 relating to losses incurred subsequent to the SYF acquisition which expires beginning in 2006.

3.       INVESTMENTS

         Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified its marketable debt securities into held-to-maturity and available-for-sale categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale are reported at fair market value with unrealized gains or losses incurred in stockholders' equity. At February 29, 1996, there were no unrealized gains or losses reported as cost approximated fair value.

         The following information pertains to marketable equity and debt securities at February 29, 1996:

                                            Aggregate    Unrealized Holding  Aggregate
                                            Fair Value    Gains and Losses   Cost Basis
                                            ----------    ----------------   ----------
         Held to Maturity Securities
         (Corporate debt securities
         maturing within one year)                --              --              --

         Available for Sale Securities
         (Corporate bond fund)                $105,004            --          $105,004
                                              --------                        --------

         Total                                $105,004                        $105,004
                                              ========                        ========

4.       PROPERTY & EQUIPMENT

         In January, 1996, the Company sold one of its stand alone restaurants for $90,000. The sale consisted of $25,000 cash and a $65,000 promissory note maturing January 15, 2001. A franchise transfer fee of $6,250 and a gain of $14,346 was recognized on the sale in the quarter ended February 29, 1996. Revenues from this restaurant, which was acquired on April 1, 1995, totaled $23,380 in 1996 and $141,923 in 1995.

5.       ASSETS HELD FOR DISPOSAL

         During the year ended November 30, 1995, the Company provided for the sale of one its Tubby's Express restaurants and the closing of another. At that time management provided $111,193 for the expected losses from operations and on disposal of these locations. In December, 1995, Management did close one of these restaurants. The remaining restaurant is expected to be sold in 1996. No loss is expected from the sale of this store.

         The net assets held for disposal of $89,583 and $111,193 respectively have been separately disclosed in the accompanying balance sheet for February 29, 1996, and November 30, 1995. the assets consist primarily of:

                                                     1996        1995
                                                  ---------   ---------
         Net Property and Equipment               $  89,583   $ 140,283
         Reserve for Estimated Loss on Disposal        --       (29,090)
                                                  ---------   ---------
         Net Assets Held for Disposal             $  89,583   $ 111,193
                                                  =========   =========

         Revenue from the store closed in December, 1995, totaled $21,236 on 1996 and $198,852 in 1995. Revenue from the remaining open store totaled $96,478 in 1996 and $348,067 in 1995.

6.       SUBSEQUENT EVENTS

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

         As of February 29, 1996, the Company had paid initial deposits of $14,000 to the bankruptcy trustee and the owner of the building and land where the restaurant is located. In April, 1996, the Company began renovations of the restaurant and anticipates its grand re-opening in May, 1996. The Company believes it has sufficient liquidity to acquire the restaurant, and the building and land. Both offers have been accepted by the parties involved. Final closings are anticipated in April, 1996.

7.       LITIGATION

A. Tubby's, Inc. v Alexander P. Bardy. On or about January 6, 1995, the Company initiated a civil action in the Circuit Court for the County of Macomb against Alexander P. Bardy, its former President & CEO. The Complaint seeks reimbursement from the Defendant for unauthorized expenses and expenditures, money damages as a result of the Defendant's usurpation of corporate opportunities, fraudulent misrepresentations, breach of contract and negligence, and sought a declaratory judgment regarding the type of stock available to the Defendant pursuant to his Stock Option Agreement. The Defendant denied any liability to the Company and filed a "Counter-Complaint/Third-Party Complaint" alleging breach of the Stock Option Agreement against the Company and the following Officers and/or Directors: Vincent J. Tatone, Robert M. Paganes, P. Terrance Paganes, and J. Thomas Paganes. Thereafter, the Third-Party Defendants moved to be dismissed from the "Counter-Complaint/Third-Party Complaint", which the Court granted in part and denied in part, without prejudice. The Court dismissed all claims against the individuals for breach of contract but did not dismiss other possible claims asserted for the reason that discovery had not been completed. On October 30, 1995, the Court granted the Company's Motion for Entry of a Declaratory Judgment regarding the type of stock available to the Defendant under his stock option agreement, ordered that Defendant would have 30 days in which to exercise his options and dismissed the Defendant's request for injunctive relief. The Defendant did not exercise those options within the 30 day period. In January of 1996, the Third-Party Defendants renewed their Motion to Dismiss. On February 6, 1996, the Court treated this Motion as a Motion for Reconsideration and granted the Motion, which dismissed all claims by Mr. Bardy which were asserted in the Third-Party Complaint and precludes the re-litigation of those claims in any other action. The parties agreed to resolve this action through binding arbitration and an arbitrator was appointed by the Court. The arbitration proceeding is scheduled to occur in June, 1996. The Company intends to vigorously pursue and defend the matter and estimates the possibility of an unfavorable outcome to be remote.

B. Patrick J. McCourt, the Patrick J. McCourt Trust, and McCourt Corporation, a Michigan corporation v Tubby's, Inc., a New Jersey corporation, the McTub Company, a Michigan partnership, Robert M. Paganes, P. Terrance Paganes, J. Thomas Paganes, and Vincent J. Tatone. On August 17, 1995, a civil action was commenced in the United States District Court for the Eastern District of Michigan by the above named Plaintiffs. Patrick J. McCourt, as Trustee of the Patrick J. McCourt Trust and as President of McCourt Corporation, purchased restricted shares of Tubby's Common Stock pursuant to private placements in June, July and November of 1993 and formed the McTub Company, a general partnership with Tubby's in August of 1993 for the purpose of owning and operating certain quick- service restaurants. Plaintiffs' Complaint seeks recision of those transactions and, in connection therewith, alleged violation of Federal Securities regulations, fraudulent misrepresentation, violation of the Racketeer Influenced and Corrupt Organizations Act, dissolution of partnership and accounting, violation of Michigan Securities Act, and Michigan's Franchise Investment Law. Plaintiffs purchased a total of 1.5 million shares at 25(cent)per share for a total purchase price of $375,000 and Plaintiffs' total investment in the McTub Company was approximately $400,000. The Company filed an Answer in which it denied liability to Plaintiffs. In addition, the Company filed a Cross-Claim against the McTub Company seeking a declaratory judgment that the Company is entitled to a distribution in the amount of $105,000.00 prior to any other distributions that may be made by that Company, and filed a Third-Party Complaint against Alexander P. Bardy, the Company's former President and Chief Executive Officer, and Kevin J. Sullivan, the Company's former Chief Financial Officer. In the Third-Party Complaint, the Company denies any liability to Plaintiffs but asserts, alternatively, in the event that it is determined to be liable to Plaintiffs for any amount of money damages, Third-Party Defendants would be liable to the Company for all such damages, plus any additional damages sustained by the Company in connection with the Complaint. Thereafter, the Company and Mr. Sullivan stipulated to dismissing Mr. Sullivan as a Third-Party Defendant pursuant to a Settlement Agreement in which the parties agreed to preserve, under certain circumstances, all claims that each party could assert. The Company intends to zealously defend against the claims asserted in the Complaint and to zealously prosecute its Cross- Claim and Third-Party Complaint. The Company is unable at this time to estimate the probability of a successful conclusion to the litigation or to estimate the possible loss to the Company if it is not successful.

C.       Alexander P. Bardy v J. Thomas Paganes, P. Terrance Paganes, Robert
         M. Paganes, and Vincent J. Tatone. On or about January 17, 1996, after the Court in Tubby's, Inc. v Alexander P. Bardy described above in item A, denied Mr. Bardy's Motion to Amend his "Counter-Complaint/Third-Party Complaint", Mr. Bardy filed a separate action in the Circuit Court for the County of Macomb against the above named Defendants. This Complaint re-alleges the same claims asserted by Mr. Bardy in the previously pending action but adds two additional counts: tortious interference with Mr. Bardy's Stock Option Agreement and defamation against Defendant Tatone. On February 6, 1996, when the Court granted the Motion to Dismiss in the previously pending action, the Court also ruled that Mr. Bardy would be precluded from re-litigating any of his claims that were dismissed in that case. The Defendants in this case are being indemnified by the Company because this matter arises out of their employment with the Company. This matter has been consolidated with the action described in Item A and will also be resolved through the arbitration proceeding scheduled to occur in June, 1996.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION.
- ------------------------------------------------------------------------------

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's Form 10-KSB and audited financial statements and notes thereto for the fiscal year-ended November 30, 1995.

FINANCIAL CONDITION

Cash and Equivalents, Certificates of Deposit, and Investments decreased by $77,469 for the three months ended February 29,1996 as compared with an increase of $452,107 for the three months ended February 28, 1995. The current period decrease in the Company's cash position resulted, in part, from the costs related to new restaurant construction, the pre-payment of future franchise development expenses, the purchase of new equipment, and the reduction of vendor payables. The increase in cash position of the prior year resulted from the cash sale of a Company-owned restaurant, the private placement of restricted stock, and the significant cost cutting measures enacted at that time.

The Company closed its last unprofitable Tubby's Express restaurant in December, 1995, and anticipates the sale of its remaining profitable Tubby's Express restaurants during 1996, (see Note #5, Assets Held for Disposal). Though, the closing of the unprofitable restaurant will reduce food sales, the losses associated with this restaurant will be eliminated. The sale of the profitable restaurant will better allow the Company to focus on developing new Tubby's or Stuff-Yer-Face franchisees and the opening of new Tubby's Sub Shops.

The sale of a company store and the opening of a new franchised restaurant resulted in the recognition of initial franchise fees as well as continuing monthly franchise and advertising fees. The opening of six additional new locations, one of which will be Company owned, is anticipated by the end of the third quarter at August 31, 1996 and will similarly result in the recognition of initial franchise fees and continuing monthly franchise and advertising fees. The Company believes that with a profitable first quarter and the anticipated openings of six restaurants in the second and third quarters it is well poised to achieve its second consecutive profitable year.

Results of operations for the three months ended February 28, 1996 as compared with the three months ended February 28, 1995.
- ------------------------------------------------------------------------------

Revenues for the three months ended February 28, 1995, decreased by 26.4% to $624,795. This decrease was largely attributable to a $181,976 or 47.3% decline in Food Sales. The decline in Food Sales primarily resulted from the 1995 closing or sale of four unprofitable Tubby's Express restaurants and the 1996 closing of an additional Tubby's Express restaurant. Revenues that resulted from these restaurants for the three months ending February 28, 1995, totaled $192,444, and for the restaurant that closed in 1996 revenues totaled $21,236.

Monthly Franchise Fees remained constant though Initial Franchise Fees declined by $8,750 or 38%. Of the two new franchised restaurants that opened in 1996, one franchise generated a transfer fee of $6,250 while the second franchise generated an Area Development Agreement fee of $8,000. Of the two new franchised restaurants that opened in 1995, one franchise generated a initial franchise fee of $15,000 while the second transfer generated an Area Development Agreement fee $8,000.

Equipment & Restaurant Sales increased by $2,914 or 5.6% in 1996. Advertising Fees increased by $8,600 or 7.2 % in 1996. Commissions & Other Fees decreased by $44,415 or 36.9%. This decline resulted primarily from timing differences in the recognition of vendor rebates. It is anticipated that this revenue decline will be recovered over the remaining nine months of 1996.

Operating Expenses decreased by $57,186 in 1996 though as a percentage of Total Revenues the category increased to 72.9% in 1996 from 60.4% in 1995. This proportionate increase in Operating Expenses reflects the fixed nature of certain ongoing expenses. Cost of Food Sales as a percentage of Food Sales declined from 71.6% in 1995 to 70.5% in 1996. Cost of Equipment sales decline as a percentage of Equipment & Restaurant Sales from 86.1% in 1995 to 81.1% in 1996 reflecting increased gross profit margins associated with volume purchasing.

Interest Expense decreased by $3,609 or 32.8% from 1995 to 1996 reflecting the continued reduction of long term debt, lower interest rates, and management's determination to strengthen the Company's financial position by not incurring unnecessary new debt.

The $110,930 Gain On Sale Of Fixed Assets in 1995 resulted from the sale of a Company owned restaurant with a depreciated basis of $24,070. In 1996, the $11,105 Gain On Sale Of Fixed Assets resulted from a $14,346 gain on the sale of a Company owned restaurant that was acquired in April, 1995, and an additional loss of $3,241 resulting from the closure of a Company owned Tubby's Express restaurant in December, 1995, (see Note 5 of the Consolidated Financial Statements).

Interest Income increased in 1996 by $6,791 or 36% as a result of the investment earnings derived from idle funds invested for the full three month period in 1996 rather then a shorter period in 1995. The 1996 increase in Miscellaneous of 53% resulted primarily from increased rent receipts.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents, Certificates of Deposit, and Investments declined by $77,469 in the three months ending February 29, 1996. The declined was attributable to several factors; the most significant being construction in progress of a new Tubby's Sub Shop. At February 29, 1996, the Company had spent $66,700 of the approximately $82,000 the restaurant was estimated to cost. The restaurant is expected to be operated by the Company until it is sold to a franchisee. Other factors significantly effecting the decline in liquidity are a $15,779 increase in Accounts Receivable, a $46,167 decrease in Accrued Liabilities and Accounts Payable, the purchase of $9,732 of Property & Equipment, and Net Proceeds From Sale of Property & Equipment of $32,250.

In addition to one new franchised restaurant opened and one company owned restaurant sold in the first quarter of 1996, six new Tubby's Sub Shops are expected to open by the end of the third quarter of August 31, 1996. Of these six new Tubby's Sub Shops scheduled to be opened by August 31, 1996, five restaurants are expected to be operated by franchisees. It is expected that the one remaining restaurant referred to above will be also sold to a franchisee.

In December, 1995, the Company initiated a $250,000 revolving line of credit with a local financial institution. This line of credit can be drawn upon as needed to meet future cash requirements. As of April 8, 1996, the entire line of credit was available to the Company.

The Company is responsible for supervising construction and equipment installation for some new locations. As part of that process, the Company will contract for the purchase of equipment and execute construction contracts. Although the Company is reimbursed entirely for its costs, it often must prepay some costs. As of April 8, 1996, the Company has three new locations scheduled to open by May 31, 1996. The Company is responsible for the construction and equipment installation two of these locations, one of which will be a Company owned restaurant. The estimated costs that will be incurred to open the Company owned restaurant is anticipated to be $82,000. Though, the Company anticipates that this location will eventually be sold to a franchisee, the Company believes it has sufficient working capital to internally finance this project.

In December, 1995, in addition to the above mention restaurants, the Company offered to purchase the Tubby's Sub Shop restaurant equipment of a bankrupted franchisee for $120,000 comprised of a cash payment of $50,000 and accounts receivable owed the Company of $70,000. The purchase price of $120,000 was determined based upon historical valuation methods used with other outside franchisees. Additionally, the Company offered to purchase the building and land where this restaurant is located from its owner for $165,000. As of February 29, 1996, the Company had paid initial deposits of $14,000 to the bankruptcy trustee and the owner of the building and land where the restaurant is located. In April, 1996, the Company began renovations of the restaurant and anticipates its grand reopening in May, 1996. The Company believes it has sufficient liquidity to acquire the restaurant, and the building and land. Both offers have been accepted by the parties involved. Final closings are anticipated in April, 1996. The Company anticipated that it will initially open this restaurant as a Company owned restaurant.

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)      There are no exhibits submitted with this report.

            (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the three months ended February 29, 1996.

                                  SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                TUBBY'S, INC.




                                /s/ Robert M. Paganes
                                ------------------------------------------
                                By:     Robert M. Paganes
                                        President, Chief Executive Officer
Dated:  April 13, 1996




                                /s/ Melvyn B. Erdos
                                ------------------------------------------
                                By:     Melvyn B. Erdos
                                        Chief Financial Officer
Dated:  April 13, 1996


1Q-10QSB