Form 10QSB
period 1996-05-31
TUBBYS INC
filed 1996-07-10
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

                                      OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from___________________________to________________
                                  Commission File Number 0-12706


                               Tubby's, Inc.
- ----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


New Jersey                                               22-2166602
- -------------------------------                          ----------
(State or other jurisdiction of               (I.R.S. Employer Identification
of incorporation or organization)              Number)


         6029 E. Fourteen Mile Road, Sterling Heights, Michigan 48312
- ----------------------------------------------------------------------------
                   (Address of principal executive officers)


                                (810) 978-8829
- ----------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes __ X __    No ______

        As of June 24, 1996, there were 25,381,131 shares of common stock outstanding.

                                     INDEX

                        TUBBY'S, INC. AND SUBSIDIARIES


                                                                      Page No.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

         Consolidated Balance Sheets,
         May 31, 1996 and November 30, 1995...............................3-4

         Consolidated Statements of Operations,
         Six Months Ended May 31, 1996
         and 1995...........................................................5

         Consolidated Statements of Cash Flows,
         Six Months Ended May 31, 1996
         and 1995...........................................................6

         Notes to Consolidated Financial Statements.......................7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................10-14


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................15

Signatures.................................................................16



PART I - FINANCIAL INFORMATION
ITEM  I - FINANCIAL STATEMENTS (UNAUDITED).

                        TUBBY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     May 31, 1996              November 30, 1995
Assets                                               (Unaudited)                     (Note)
- ------                                               -----------               -----------------
Current Assets:
   Cash & Cash Equivalents                           $  678,494                 $  951,144
   Certificate of Deposit                               102,989                    100,000
   Investments                                           50,000                    154,590
   Accounts & Notes Receivable
     Accounts Receivable - Trade            232,142                   282,183
     Notes Receivable - Other                98,772                   126,742
     Notes Receivable - Related Parties      25,771                    21,918
                                            -------                 ---------
                                            356,685                   430,843
     Less Allowance - Doubtful Accounts      37,839                    48,512
                                            -------                 ---------
                                                        318,846                    382,331
   Inventories                                           21,909                     21,102
   Prepaid  Expenses & Other                            278,815                     58,876
                                                      ---------                  ---------
Total Current Assets                                  1,451,053                  1,668,043
                                                      ---------                  ---------

Property & Equipment:
   Land                                                 253,623                    253,623
   Buildings & Improvements                             551,723                    405,358
   Equipment                                            279,619                    314,677
   Furniture & Fixtures                                 129,809                    118,104
   Vehicles                                              15,009                     15,009
                                                      ---------                  ---------
                                                      1,229,783                  1,106,771
   Less Accumulated Depreciation                        554,147                    526,572
                                                      ---------                  ---------
Net Property & Equipment                                675,636                    580,199
                                                      ---------                  ---------

Net Assets Held for Disposal                             86,050                    111,193
                                                      ---------                  ---------

Other Assets:
   Intangibles, Less Amortization of
     $61,442 ($57,369 in 1995)                          328,692                    346,675
   Notes Receivable, Less Allowance for Doubtful
     Accounts of $142,209 ($142,209 in 1995)            585,112                    488,318
   Notes Receivable, Related parties                     36,873                     75,429
                                                      ---------                  ---------
Total Other Assets                                      950,677                    910,422
                                                      ---------                  ---------

TOTAL OTHER ASSETS                                   $3,163,416                 $3,269,857
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

                    See Accompanying Notes to Consolidated
                             Financial Statements


                        TUBBY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          May 31, 1996           November 30, 1995
       Liabilities & Shareholders' Equity                 (Unaudited)              (Note)
       ----------------------------------                 -----------              ------
Current Liabilities:
    Accounts Payable                                     $81,510                $163,472
    Accrued Liabilities:
        Compensation                                      11,018                  36,127
        Other                                             12,604                   7,597
    Joint Venture, Boli's                                 10,000                  10,000
    Deferred Revenue                                      96,000                  77,000
    Long-term Debt & Capital Lease
        Due Within One Year                              247,915                 270,427
                                                      ----------              ----------
Total Current Liabilities                                459,047                 564,623

Deferred Revenue                                         125,000                  94,000

Long-term Debt & Capital Leases                          206,350                 246,206
                                                      ----------              ----------

Total Liabilities                                        790,397                 904,829
                                                      ----------              ----------

Shareholders' Equity:
    Common Stock, $.001 Par Value, 30,000,000
        Shares Authorized, 25,381,131 Issued &
        Outstanding (25,381,131 Shares in 1995)           25,382                  25,382
    Additional Paid-in Capital                         3,430,044               3,430,044
    Accumulated Deficit                               (1,082,407)             (1,090,398)
                                                       ---------             -----------
Total Shareholders' Equity                             2,373,019               2,365,028

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                              $3,163,416              $3,269,857
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

                    See Accompanying Notes to Consolidated
                             Financial Statements



                        TUBBY'S, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                       Three Months Ended                  Six Months Ended
                                  May 31, 1996   May 31, 1995      May 31, 1996     May 31, 1995
                                   (Unaudited)    (Unaudited)       (Unaudited)      (Unaudited)
                                  ------------   ------------      ------------     ------------
Revenues:
   Food Sales                      $  198,872     $  319,044         $  401,959       $  704,107
   Franchise Fees:
     Monthly                          161,667        179,764            309,782          328,055
     Initial & Transfer                18,750         64,750             33,000           87,750
   Equipment & Restaurant Sales        51,165        254,943            106,585          307,449
   Advertising Fees                   125,666        150,331            253,661          269,726
   Commissions & Other                100,673        111,063            187,251          231,406
                                   ----------     ----------         ----------       ----------
Total Revenues                        656,793      1,079,895          1,292,238        1,928,493

Costs & Expenses
   Operating Expenses                 511,008        544,866            966,301        1,057,345
   Cost of Food Sales                 141,830        245,661            285,065          521,461
   Cost of Equipment & Restaurant
     Sales                             41,075        237,604             86,010          282,804
                                   ----------     ----------         ----------       ----------
Total Costs & Expenses                693,913      1,028,131          1,337,376        1,861,610

Operating Income (Loss)               (37,120)        51,764            (45,138)          66,883
                                   ----------     ----------         ----------       ----------

Other Income (Expense)
   Provision for Estimated Loss on
     Disposal Tubby's Express
     Restaurants                         -           (50,000)             -              (50,000)
   Interest Expense                    (4,592)       (10,552)           (11,992)         (21,561)
   Gain (Loss) on Sale of Fixed
     Assets                            (2,639)          -                 8,466          111,930
   Interest Income                     28,763         22,525             54,431           41,402
   Minority Interest                      -           50,000                -             50,000
   Miscellaneous                        2,195            225              2,224            7,202
                                   ----------     ----------         ----------       ----------
Total Other Income (Expense)           23,727         12,198             53,129          138,973

Income (Loss) Before Income Taxes     (13,393)        63,962              7,991          205,856

Provision for Income Taxes               -              -                   -                -

Net Income (Loss)                    ($13,393)       $63,962             $7,991         $205,856
                                   ==========     ==========         ==========       ==========

Net Income (Loss) Per Share          ($0.0005)       $0.0025            $0.0003          $0.0092
                                   ==========     ==========         ==========       ==========

Weighted Average Number
   of Shares Outstanding           25,381,131     25,381,131         25,381,131       22,364,738
                                   ==========     ==========         ==========       ==========

                    See Accompanying Notes to Consolidated
                             Financial Statements



                         TUBBY'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Six Months Ended May 31,
                                                                         1996            1995
                                                                       Unaudited       Unaudited
                                                                       ---------       ---------
Cash Flows from Operating Activities:
Net Income (Loss)                                                $      7,991      $    205,856
Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided (Used) by Operating Activities:
     Depreciation & Amortization                                       48,277            53,495
     Provision for Estimated Loss on Disposal of Restaurant               -              50,000
     Minority Interest in Net Income (Loss)                               -             (50,000)
     Gain on Sale of Fixed Assets                                      (8,466)         (111,930)
     Increase (Decrease) in Cash Due to Changes In:
        Accounts & Notes Receivable                                    75,620           (97,001)
        Inventories                                                      (807)          (18,582)
        Prepaid Expenses & Other                                     (219,939)          (42,818)
        Accounts Payable                                              (81,962)           28,405
        Accrued Liabilities                                           (20,102)            2,420
        Deferred Revenues                                             (30,000)          (52,250)
                                                                 ------------      ------------
Net Cash (Used) by Operating Activities                              (229,388)          (32,405)

Cash Flows from Investing Activities:
Maturity of Certificate of Deposits & Investments                     101,601               -
Purchase of Property & Equipment                                     (187,835)          (64,590)
Net Proceeds from Sale of Property & Equipment                         32,250           201,482
Intangibles                                                               -             (13,910)
Other Assets                                                              -              (1,019)
Note Receivable Paid                                                   73,090            76,799
                                                                 ------------      ------------
Net Cash Provided by Investing Activities                              19,106           198,762

Cash Flows from Financing Activities:
Payments on Long-term Debt                                            (62,368)          (60,758)
Minority Interest                                                        -               51,483
Proceeds from Issuance of Capital Stock                                  -              460,000
                                                                 ------------      ------------
Net Cash Provided (Used) by Financing Activities                      (62,368)          450,725

Increase/Decrease in Cash:                                           (272,650)          617,082
Cash & Equivalents at Beginning of Period                             951,144           347,706
                                                                 ------------      ------------
Cash & Equivalents at End of Period                              $    678,494      $    964,788
                                                                 ============      ============

                    See Accompanying Notes to Consolidated
                             Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.      CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at May 31, 1996 and May 31, 1995 and for all periods presented, have been made.

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

3.      INVESTMENTS

        Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified its marketable debt securities into held-to-maturity and available-for-sale categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale are reported at fair market value with unrealized gains or losses incurred in stockholders' equity. At May 31, 1996, there were no unrealized gains or losses reported as cost approximated fair value.

        The following information pertains to marketable equity and debt securities at May 31, 1996:



                                              Aggregate     Unrealized Holding      Aggregate
                                              Fair Value     Gains and Losses       Cost Basis
                                              ----------     ----------------       ----------
         Held to Maturity Securities
         (Corporate debt securities
         maturing within one year)               -                -                     -

         Available for Sale Securities
         (Corporate bond fund)                $ 50,000            -                 $ 50,000
                                              --------                              --------

         Total                                $ 50,000                              $ 50,000
                                              ========                              ========


4.        PROPERTY & EQUIPMENT

          In January, 1996, the Company sold one of its stand alone restaurants for $90,000. The sale consisted of $25,000 cash and a $65,000 promissory note maturing January 15, 2001. A franchise transfer fee of $6,250 and a gain of $14,346 was recognized on the sale in the quarter ended February 29, 1996. The gain of $14,436 was corrected to $11,707 in the quarter ended May, 31, 1996. Revenues from this restaurant, which was acquired on April 1, 1995, totaled $23,380 in 1996 and $141,923 in 1995.

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

          The net assets held for disposal of $86,050 and $111,193 respectively have been separately disclosed in the accompanying balance sheet for May 31, 1996, and November 30, 1995. The assets consist primarily of:


                                                                    1996              1995
                                                                -------------       ---------
          Net Property and Equipment                             $86,050             $140,283
          Reserve for Estimated Loss on Disposal                     -               (29,090)
                                                                 -------             --------
          Net Assets Held for Disposal                           $86,050             $111,193
                                                                 =======             ========

          Revenue from the store closed in December, 1995, totaled $21,236 on 1996 and $198,852 in 1995. Revenue from the remaining open store totaled $181,079 in 1996 and $348,067 in 1995.

6.        LITIGATION

          Patrick J. McCourt, the Patrick J. McCourt Trust, and McCourt Corporation, a Michigan corporation v Tubby's, Inc., a New Jersey corporation, the McTub Company, a Michigan partnership, Robert M. Paganes, P. Terrance Paganes, J.

          Thomas Paganes, and Vincent J. Tatone. On August 17, 1995, a civil action was commenced in the United States District Court for the Eastern District of Michigan by the above named Plaintiffs. Patrick
          J. McCourt, as Trustee of the Patrick J. McCourt Trust and as president of McCourt Corporation, purchased restricted shares of Tubby's Common Stock pursuant to private placements in June, July and November of 1993 and formed the McTub Company, a general partnership with Tubby's in August of 1993 for the purpose of owning and operating certain quick-service restaurants. Plaintiffs' Complaint seeks recision of those transactions and in connection therewith, alleged violation of Federal Securities regulations, fraudulent misrepresentation, violation of the Racketeer Influenced and Corrupt Organizations Act, dissolution of partnership and accounting, violation of Michigan Securities Act, and Michigan's Franchise Investment Law. Plaintiffs purchased a total of 1.5 million shares at 25(cent) per share for a total purchase price of $375,000 and Plaintiffs' total investment in the McTub Company was approximately $400,000. The Company filed an Answer in which it denied liability to Plaintiffs. In addition, the Company filed a Cross-Claim against the McTub Company seeking a declaratory judgment that the Company is entitled to a distribution in the amount of $105,000 prior to any other distributions that may be made by the Company, and filed a Third-Party Complaint against Alexander P. Bardy, the Company's former President and Chief Executive Officer, and Kevin J. Sullivan, the Company's former Chief Financial Officer. In the Third-Party Complaint, the Company denies any liability to Plaintiffs but asserts, alternatively, in the event that it is determined to be liable to Plaintiffs for any amount of money damages, Third-Party Defendants would be liable to the Company for all such damages, plus any additional damages sustained by the Company in connection with the Complaint. Thereafter, the Company and Mr. Sullivan stipulated to dismissing Mr. Sullivan as a Third-Party Defendant pursuant to a Settlement Agreement in which the parties agreed to preserve, under certain circumstances, all claims that each party could assert. The Company intends to zealously defend against the claims asserted in the Complaint and to zealously prosecute its Cross-Claim. On or about May 24, 1996, the Company filed Motions to Dismiss and for Summary Judgment of Plaintiffs' RICO and securities fraud claims, and requested the Court to abstain from exercising federal jurisdiction over any of Plaintiffs' remaining claims. Plaintiffs' filed responses to those motions in June and they are scheduled for oral argument on July 21, 1996. The Company is unable at this time to estimate the probability of a successful conclusion to the litigation or to estimate the possible loss to the Company if it is not successful.

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

FINANCIAL CONDITION

Cash and Equivalents, Certificates of Deposit, and Investments decreased by $374,251 for the six months ended May 31, 1996, as compared with an increase of $617,082 for the six months ended May 31, 1996. The current period decrease in the Company's cash position resulted, in part, from the costs related to the construction of three restaurants (one of which is Company owned and operated and another which is only Company owned), the pre-payment of future franchise development expenses, the purchase of new equipment, and the reduction of vendor payables. The Company also acquired the equipment, land and building of the Company-owned restaurants, referred to above, for approximately $170,000, which it anticipates it will rent to Tubby's Sub Shop franchisees in July, 1996. The anticipated July, 1996, sale of these three restaurants in the third quarter of 1996 will generate greater then $320,000 in cash. The increase in cash position of the prior year resulted from the cash sale of a Company-owned restaurant, the private placement of restricted stock, and the results of its operations.

The sale of a company store, the opening of two new franchised restaurants, and the transfer of an existing franchise restaurant resulted in the recognition of initial and transfer franchise fees as well as continuing monthly franchise and advertising fees. The opening of five additional new locations and the sale of two Company owned locations are anticipated by the end of the third quarter at August 31, 1996, and will similarly result in the recognition of initial and transfer franchise fees, continuing monthly franchise and advertising fees, and rental income. Additionally, with the sale of two out-of-state Development Agent agreements, the Company anticipates the opening of five locations each in both the Cleveland, Ohio and Phoenix, Arizona markets within the next twelve months. Though the Company did incur a $13,393 second quarter loss, the current year remains profitable. The anticipated opening and sale of seven restaurants in the third quarter of 1996 as well as the potential opening of restaurants associated with the Development Agent agreements in the third and fourth quarters should enable the Company to achieve its second consecutive profitable year.


Results of operations for the three months ended May 31, 1996 as compared with the three months ended May 31, 1995.

The Company incurred an Operating Loss of $37,120 and a Net Loss of $13,393 for the three months ending May 31, 1996. For the three months ending May 31, 1995, the Company incurred an Operating Profit of $51,764 and Net Income of $63,962. The Company believes that the current quarter's results were depressed by legal fees of $36,000 resulting from the current litigation (see
Note 7 of the Consolidated Financial Statements), franchise development expenses of $26,000 resulting from ongoing efforts to establish Development Agent agreements in new regions of the country, and the delay of new restaurant openings and sale of Company-owned restaurants into the third quarter of 1996.

Revenues for the three months ended May 31, 1996, decreased by 39.2% to $656,793. This decrease was largely attributable to a $120,172 or 37.7% decline in Food Sales and a $203,778 or 79.9% decline on Equipment & Restaurant Sales. The decline in Food Sales primarily resulted from the 1995 sale of two unprofitable Tubby's Express restaurants and the 1996 closing of an additional Tubby's Express restaurant. Revenues resulting from these restaurants for the three months ending May 31, 1995, totaled $131,489. The decline in Equipment & Restaurant Sales reflect the delayed opening of the Tubby's Sub Shops referred to above.

Monthly Franchise Fees declined $18,097 or 10.1% and Initial & Transfer Franchise Fees declined by $46,000 or 71%. The decline of Monthly Franchised Fees is attributable to reduced estimates of fees expected from new and existing Tubby's Sub Shops. Initial & Transfer Franchise Fees reflect the opening of five restaurants in 1995 and two restaurants in 1996. The Company expects that a significant increase in Initial & Transfer Franchise Fees as well as Equipment & Restaurant Sales will result from the anticipated opening and sale of seven Tubby's Sub Shops in the third quarter of 1996.

Advertising Fees decreased by $24,665 or 16.4 % in 1996 as compared to the same period in 1995. The decline of Advertising Fees is attributable to the reduced estimates of fees expected from new and existing Tubby's Sub Shops.

Operating Expenses decreased by $33,858 or 6.2% in 1996, though as a percentage of Total Revenues the category increased to 77.8% in 1996 from 50.5% in 1995. This proportionate increase in Operating Expenses reflects the fixed nature of certain ongoing expenses. Cost of Food Sales as a percentage of Food Sales declined from 77% in 1995 to 71.3% in 1996, reflecting the increased efforts by the Company's Operations team to control costs. Cost of Equipment sales decline as a percentage of Equipment & Restaurant Sales from 93.2% in 1995 to 80.3% in 1996 reflecting increased gross profit margins associated with volume purchasing.

Interest Expense decreased by $5,960 or 56.5% from 1995 to 1996 reflecting the continued reduction of long term debt, lower interest rates, and the efforts of management to avoid additional debt.

In the first quarter of 1996, the $11,105 Gain On Sale Of Fixed Assets resulted from a $14,346 gain on the sale of a Company owned restaurant that was acquired in April, 1995, and an additional loss of $3,241 resulting from the closure of a Company owned Tubby's Express restaurant in December, 1995, (see Note 4 of the Consolidated Financial Statements). In the second quarter of 1996, an additional charge of $2,639 reduced the $14,346 gain referred to above to a gain of $11,707. Interest Income increased in 1996 by $6,238 or 27.7% as a result of the investment earnings derived from idle funds invested for the full three month period in 1996 rather then a shorter period in 1995.

For the three months ended May 31, 1995, the Company provided an additional $50,000 for the Estimated Loss On Disposal of its Tubby's Express Restaurants. There was no additional provision in the three months ending May 31, 1996.

In April, 1996, the Company sold a Development Agent agreement for the Cleveland, Ohio region. This agreement calls for the agent to develop five Tubby's Sub Shops in the first year of the agreement and a total of fifty (50) Tubby's Sub Shops in the Cleveland market over a period of eight years. As each restaurant opens, the Company will realize reduced initial franchise fees and ongoing monthly franchise fees. Beginning in August, 1996, the Development Agent is required to pay the Company for marketing rights a minimum of $1,100 per month for thirty-six months.


Results of operations for the six months ended May 31, 1996 as compared with the six months ended May 31, 1995.

The Company incurred a Operating Loss of $45,138 and a Income of $7,991 for the six months ending May 31, 1996. For the six months ending May 31, 1995, the Company incurred an Operating Profit of $66,883 and Net Income of $205,856. The Company believes that this year's results were depressed by legal fees of $43,182 resulting from the current litigation (see Note 7 of the Consolidated Financial Statements), franchise development expenses of $33,428 resulting from ongoing efforts to establish Development Agent agreements in new regions of the country, and the delay of new restaurant openings and sale of Company-owned restaurants into the third quarter of 1996.

Revenues for the six months ended May 31, 1996, decreased by 39.2% to $656,793. This decrease was largely attributable to a $302,148 or 42.9% decline in Food Sales and a $200,864 or 65.3% decline on Equipment & Restaurant Sales. The decline in Food Sales primarily resulted from the 1995 sale or closing of four unprofitable Tubby's Express restaurants and the 1996 closing of an additional Tubby's Express restaurant. Revenues resulting from these restaurants for the six months ending May 31, 1995, totaled $323,934.

Monthly Franchise Fees declined $18,273 or 5.6% and Initial & Transfer Franchise Fees declined by $54,750 or 62.4%. The decline of Monthly Franchised Fees is attributable to the reduced estimates of fees expected from new and existing Tubby's Sub Shops. Initial & Transfer Franchise Fees reflect the opening of six restaurants in 1995, and the opening of two restaurants and transfer of three restaurants in 1996. The Company expects that a significant increase in Initial & Transfer Franchise Fees as well as Equipment & Restaurant Sales will result from the anticipated opening and sale of seven Tubby's Sub Shops in the third quarter of 1996.

Advertising Fees decreased by $16,065 or 6 % in 1996 as compared to the same period in 1995. The decline of Advertising Fees is attributable to the reduced estimates of fees expected from new and existing Tubby's Sub Shops. Commissions & Other Fees decreased by $44,155 or 19.1% in 1996 as compared to 1995. This declines resulted primarily from timing differences in the recognition of vendor rebates. It is anticipated that this revenue decline will be recovered over the remaining six months of 1996.

Operating Expenses decreased by $91,044 or 8.6% in 1996, though as a percentage of Total Revenues the category increased to 74.8% in 1996 from 54.8% in 1995. This proportionate increase in Operating Expenses reflects the fixed nature of certain ongoing expenses. Cost of Food Sales as a percentage of Food Sales declined from 74.1% in 1995 to 70.1% in 1996, reflecting the increased efforts by the Company's Operations team to control costs. Cost of Equipment sales decline as a percentage of Equipment & Restaurant Sales from 92% in 1995 to 80.7% in 1996 reflecting increased gross profit margins associated with volume purchasing.

Interest Expense decreased by $9,569 or 44.4% from 1995 to 1996 reflecting the continued reduction of long term debt, lower interest rates, and the efforts of management to avoid additional debt.

In the first quarter of 1996, the $11,105 Gain On Sale Of Fixed Assets resulted from a $14,346 gain on the sale of a Company owned restaurant that was acquired in April, 1995, and an additional loss of $3,241 resulting from the closure of a Company owned Tubby's Express restaurant in December, 1995, (see Note 4 of the Consolidated Financial Statements). In the second quarter of 1996, an additional charge of $2,639 reduced the $14,346 gain referred to above to gain of $11,707. Interest Income increased in 1996 by $13,029 or 31.5% as a result of the investment earnings derived from idle funds invested for the full six month period in 1996 rather then a shorter period in 1995.

For the six months ended May 31, 1995, the Company provided an additional $50,000 for the Estimated Loss On Disposal of its Tubby's Express Restaurants. There was no additional provision in the six months ending May 31, 1996.

Liquidity and Capital Resources

Cash and Equivalents, Certificates of Deposit, and Investments declined by $374,254 in the six months ending May 31, 1996. The declined was attributable to several factors; the most significant being construction of three new Tubby's Sub Shops for about $145,000 and the purchase of the land and building of one of these restaurants for $169,000. The anticipated July, 1996, sale of these three restaurants in the third quarter of 1996, will generate in excess of $320,000 in cash. The increase in cash position of the prior year resulted from the cash sale of a Company-owned restaurant, the private placement of restricted stock, and the results of its operations.

In addition to three restaurants referred to above, four new Tubby's Sub Shops are expected to open by the end of the third quarter of August 31, 1996. Of these seven new Tubby's Sub Shops scheduled to be opened by August 31, 1996, five restaurants will be operated by franchisees. It is expected that the two remaining restaurants will also be sold to franchisees.

In April, 1996, the Company sold a Development Agent agreement for the Cleveland, Ohio region. This agreement calls for the agent to develop five Tubby's Sub Shops in the first year of the agreement and a total of fifty (50) Tubby's Sub Shops in the Cleveland market over a period of eight years. As each restaurant opens, the Company will realize reduced initial franchise fees and ongoing monthly franchise fees. Beginning in August, 1996, the Development Agent is required to pay the Company for marketing rights a minimum of $1,100 per month for thirty-six months. Additional Development Agent agreements were sold after May 31, 1996, for the markets in the State of Arizona and the City of Detroit. These Development Agreements are not expected to require significant outlays of Company funds.

In June, 1996, a former employee exercised a portion of his available stock options. The Company was paid $25,000 for 200,000 shares at $.125 each. When these shares are issued, outstanding shares of the Company's common stock will total 25,581,131.

In December, 1995, the Company initiated a $250,000 revolving line of credit with a local financial institution. This line of credit can be drawn upon as needed to meet future cash requirements. As of July 8, 1996, the entire line of credit was available to the Company.

The Company is responsible for supervising construction and equipment installation for some new locations. As part of that process, the Company will contract for the purchase of equipment and execute construction contracts. Although the Company is reimbursed entirely for its costs, it often must prepay some costs. As of June 30, 1996, the Company had three new locations scheduled to open by July 31, 1996. The Company is responsible for the construction and equipment installation of these locations, all of which will be operated by franchisees. Also, in the third quarter the Company anticipates the construction of two new Tubby's Sub Shops costing about $190,000. Though, the Company anticipates that these locations will eventually be sold to franchisees, the Company believes it has sufficient working capital to internally finance this project.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The following information is furnished with respect to the annual meeting holders of the registrants, held during June, 1996.

(a)       A meeting was held on June 13, 1996.

(b) At such meeting, all of the nominees for election as directors were elected for a one year term of office. The votes cast with respect to each nominee for election as a director is as follows:

                   Nominee                 Votes For          Votes Withheld
          --------------------------     -------------       ---------------
          J. Thomas Paganes                   14,811,525           1,202,000
          Robert M. Paganes                   18,427,350           1,202,000
          Peter T. Paganes                    19,068,083           1,202,000
          Vincent J. Tatone                   18,428,567           1,202,000
          John M. Fayad                       18,070,533           1,202,000
          Ralph R. Roberts                    15,551,043               2,000
          Ronald Boraks                       18,067,183           1,202,000

(c) A second proposal, increasing the number of authorized shares from 30,000,000 to 60,000,000 was approved by a majority of the Company's shares as follows:

                         Votes For                   Votes Against
                         ---------                   -------------
                        19,815,590                      1,279,300



Item 6.   Exhibits and Reports on Form 8-K

          (a)    There are no exhibits submitted with this report.

          (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the six months ended May 31, 1996.

                                  SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     TUBBY'S, INC.




                                             /s/ Robert M. Paganes
                                             ----------------------------------
                                      By:    Robert M. Paganes
                                             President, Chief Executive Officer
Dated:  July 10, 1996




                                             /s/ Melvyn B. Erdos
                                             ----------------------------------
                                      By:    Melvyn Erdos
                                             Treasurer, Chief Financial Officer
Dated:  July 10, 1996