Form 10QSB
period 1996-08-31
TUBBYS INC
filed 1996-10-15
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1996

                                      OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________
                                      Commission File Number 0-12706

                                 Tubby's, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           New Jersey                                   22-2166602
           ----------                                   ----------
 (State or other jurisdiction of                     (I.R.S. Employer
of incorporation or organization)                  Identification Number)


        6029 East Fourteen Mile Road, Sterling Heights, Michigan 48312
        --------------------------------------------------------------
                   (Address of principal executive officers)

                                 810/978-8829
        --------------------------------------------------------------
               (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes _X_     No _____

     As of October 9, 1996, there were 25,831,131 shares of common stock outstanding.

                        TUBBY'S, INC. AND SUBSIDIARIES

                                     INDEX


                                                                      Page No.
                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited).

               Consolidated Balance Sheets,
               August 31, 1996 and November 30, 1995...................   3-4

               Consolidated Statements of Operations,
               Nine Months Ended August 31, 1996 and 1995..............     5

               Consolidated Statements of Cash Flows,
               Nine Months Ended August 31, 1996 and 1995..............     6

               Notes to Consolidated Financial Statements..............   7-9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations........... 10-16


PART II - OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders.....    17

Item 6.        Exhibits and Reports on Form 8-K........................    17

Signatures.............................................................    18

PART I - FINANCIAL INFORMATION
ITEM  I - FINANCIAL STATEMENTS (UNAUDITED).

                        TUBBY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    August 31, 1996          November 30, 1995
         Assets                                       (Unaudited)               (Unaudited)
         ------                                     ---------------          -----------------
Current Assets:
    Cash & Cash Equivalents                               $  856,349                $   951,144
    Certificate of Deposit                                   104,685                    100,000
    Investments                                               50,000                    154,590
    Accounts & Notes Receivable
        Accounts Receivable - Trade              260,750                 282,183
        Notes Receivable - Other                  63,448                 126,742
        Notes Receivable - Related Parties        28,178                  21,918
                                                 -------                 -------
                                                 352,376                 430,843
        Less Allowance - Doubtful Accounts        37,839                  48,512
                                                 -------                 -------
                                                             314,537                   382,331
    Inventories                                               24,573                    21,102
    Prepaid  Expenses & Other                                219,960                    58,876
                                                          ----------                ----------
Total Current Assets                                       1,570,104                 1,668,043
                                                          ----------                ----------

Property & Equipment:
    Land                                                     253,623                   253,623
    Buildings & Improvements                                 576,723                   405,358
    Equipment                                                467,241                   314,677
    Furniture & Fixtures                                     135,928                   118,104
    Vehicles                                                  15,009                    15,009
                                                          ----------                ----------
                                                           1,448,524                 1,106,771
    Less Accumulated Depreciation                            570,907                   526,572
                                                          ----------                ----------
Net Property & Equipment                                     877,617                   580,199
                                                          ----------                ----------
Net Assets Held for Disposal                                  82,275                   111,193
                                                          ----------                ----------
Other Assets:
    Intangibles, Less Amortization of
        $63,942 ($57,369 in 1995)                            326,192                   346,675
    Notes Receivable, Less Allowance for Doubtful
        Accounts of $142,209 ($142,209 in 1995)              471,443                   488,318
    Notes Receivable, Related parties                         30,721                    75,429
                                                          ----------                ----------
Total Other Assets                                           828,356                   910,422
                                                          ----------                ----------

TOTAL OTHER ASSETS                                        $3,358,352                $3,269,857
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

          See Accompanying Notes to Consolidated Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     August 31,    November 30,
                                                       1996            1995
       Liabilities & Shareholders' Equity           (Unaudited)    (Unaudited)
       ----------------------------------           -----------    -----------

Current Liabilities:
    Accounts Payable                               $  130,188      $  163,472
    Accrued Liabilities:
        Compensation                                   27,428          36,127
        Other                                          17,291           7,597
    Joint Venture, Boli's                              10,000          10,000
    Deferred Revenue                                   47,300          77,000
    Long-term Debt & Capital
        Lease Due Within One Year                     222,690         270,427
                                                   ----------      ----------
Total Current Liabilities                             454,897         564,623

Deferred Revenue                                      141,200          94,000

Long-term Debt & Capital Leases                       239,969         246,206
                                                   ----------      ----------
Total Liabilities                                     836,066         904,829
                                                   ----------      ----------

Shareholders' Equity:
    Common Stock, $.001 Par Value, 60,000,000
        Shares Authorized, 25,831,131 Issued &
        Outstanding (25,381,131 Shares in 1995)        25,832          25,382
    Additional Paid-In Capital                      3,485,844       3,430,044
    Accumulated Deficit                              (989,390)     (1,090,398)
                                                   ----------      ----------
Total Shareholders' Equity                          2,522,286       2,365,028

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $3,358,352      $3,269,857
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

          See Accompanying Notes to Consolidated Financial Statements

                                      -4-

                        TUBBY'S, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months Ended                  Nine Months Ended
                                     --------------------------         ---------------------------
                                      August 31,     August 31,          August 31,      August 31,
                                         1996          1995                1996            1995
                                     (Unaudited)    (Unaudited)         (Unaudited)     (Unaudited)
                                     -----------    -----------         -----------     -----------
Revenues:
   Food Sales                         $206,036        $319,093          $  607,995      $1,023,200
   Franchise Fees:
     Monthly                           160,202         179,770             469,984         507,825
     Initial & Transfer                 41,750           8,000              74,750          95,750
   Equipment & Restaurant Sales        320,098         122,715             426,683         430,164
   Advertising Fees                    152,465         158,012             406,126         427,738
   Commissions & Other                  92,377          75,026             279,628         306,432
                                    ----------      ----------          ----------      ----------
Total Revenues                         972,928         862,616           2,265,166       2,791,109

Costs & Expenses
   Operating Expenses                  447,762         484,640           1,414,063       1,541,985
   Cost of Food Sales                  149,865         238,330             434,930         759,791
   Cost of Equipment &
     Restaurant Sales                  264,577          98,364             350,587         381,168
                                    ----------      ----------          ----------      ----------
Total Costs & Expenses                 862,204         821,334           2,199,580       2,682,944

Operating Income                       110,724          41,282              65,586         108,165
                                    ----------      ----------          ----------      ----------

Other Income (Expense)
   Provision for Estimated Loss
     on Disposal Tubby's Express
     Restaurants                            --         (39,000)                 --         (89,000)

   Interest Expense                     (6,425)         (8,934)            (18,417)        (30,495)
   Gain on Sale of:
     Fixed Assets                           --              --               8,466         109,178
     Interest Income                    15,682          22,462              70,113          63,864
     Minority Interest                      --           1,483              -               51,483
     Miscellaneous                         (14)            625               2,210          10,579
                                    ----------      ----------          ----------      ----------
     Total Other Income (Expense)        9,243         (23,364)             62,372         115,609

Income Before Income Taxes             119,967          17,918             127,958         223,774
Provision for Income Taxes                  --              --                  --              --
                                    ----------      ----------          ----------      ----------
Net Income (Loss)                     $119,967        $ 17,918          $  127,958      $  223,774
                                    ==========      ==========          ==========      ==========
Net Income (Loss) Per Share           $ 0.0047        $ 0.0007          $   0.0050      $   0.0091
                                    ==========      ==========          ==========      ==========
Weighted Average Number
     of Shares Outstanding          25,669,593      25,381,131          25,477,285      24,701,801
                                    ==========      ==========          ==========      ==========


         See Accompanying Notes to Consolidated Financial Statements

                                            -5-

                         TUBBY'S INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months
                                                           Ended August 31,
                                                        ---------------------
                                                           1996       1995
                                                        Unaudited   Unaudited
                                                        ---------   ---------
Cash Flows from Operating Activities:
Net Income                                              $ 127,958   $ 223,774

Adjustments to Reconcile Net Income (Loss) to Net
   Cash Provided (Used) by Operating Activities:
      Depreciation & Amortization                          71,311      80,323
      Provision for Estimated Loss on Disposal of
       Restaurant                                              --      89,000
      Minority Interest in Net Income (Loss)                   --     (51,483)
      Gain on Sale of Fixed Assets                         (8,466)   (109,178)
      Increase (Decrease) in Cash Due to Changes In:
         Accounts & Notes Receivable                       33,056    (160,860)
         Inventories                                       (2,370)     14,910
         Prepaid Expenses & Other                        (161,084)    (89,391)
         Accounts Payable                                 (33,284)    (14,453)
         Accrued Liabilities                                  995     (11,503)
         Deferred Revenues                                 17,500       3,714
                                                        ----------  ---------
Net Cash Provided (Used) by Operating Activities           45,616     (25,147)

Cash Flows from Investing Activities
Maturity of Certificate of Deposits & Investments          99,905          --
Purchase of Property & Equipment                         (239,334)    (64,590)
Net Proceeds from Sale of Property & Equipment             32,250     213,800
Intangibles                                                    --     (13,910)
Other Assets                                                   --      (1,019)
Note Receivable Paid (Issued)                             (35,508)    147,642
                                                        ----------  ---------
Net Cash Provided (Used) by Investing Activities         (142,687)    281,923

Cash Flows from Financing Activities:
Payments on Long-term Debt                                (53,974)    (77,698)
Proceeds from Issuance of Capital Stock                    56,250     460,000
                                                        ---------   ---------
Net Cash Provided by Financing Activities                   2,276     382,302

Increase (Decrease) in Cash:                              (94,795)    639,078
Cash & Equivalents at Beginning of Period                 951,144     347,706
                                                        ---------   ---------
Cash & Equivalents at End of Period                     $ 856,349   $ 986,784
                                                        =========   =========

          See Accompanying Notes to Consolidated Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at August 31, 1996 and August 31, 1995 and for all periods presented, have been made.

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

3.  INVESTMENTS

    Effective December 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified its marketable debt securities into held-to-maturity and available-for-sale categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale are reported at fair market value with unrealized gains or losses incurred in stockholders' equity. At August 31, 1996, there were no unrealized gains or losses reported as cost approximated fair value.

    The following information pertains to marketable equity and debt securities at August 31, 1996:

                                      Aggregate    Unrealized    Aggregate
                                        Fair        Gains and      Cost
                                        Value       Losses         Basis
                                      ---------    ----------    ---------
    Held to Maturity Securities
    (Corporate debt securities
    maturing within one year)               --         --              --

    Available for Sale Securities
    (Corporate bond fund)              $50,000         --         $50,000
                                       -------                    -------
    Total                              $50,000                    $50,000
                                       =======                    =======


4.  PROPERTY & EQUIPMENT

    In January, 1996, the Company sold one of its stand alone restaurants for $90,000. The sale consisted of $25,000 cash and a $65,000 promissory note maturing January 15, 2001. A franchise transfer fee of $6,250 and a gain of $11,707 was recognized on the sale. Revenues from this restaurant, which was acquired on April 1, 1995, totaled $23,380 in 1996 and $141,923 in 1995.

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

    The net assets held for disposal of $82,275 and $111,193 respectively have been separately disclosed in the accompanying balance sheet for August 31, 1996, and November 30, 1995. The assets consist primarily of:

                                                 1996             1995
                                                 ----             ----
    Net Property and Equipment                  $82,275         $140,283
    Reserve for Estimated Loss on Disposal           --          (29,090)
                                                -------         --------
    Net Assets Held for Disposal                $82,275         $111,193
                                                =======         ========

    Revenue from the store closed in December, 1995, totaled $21,236 in 1996 and $198,852 in 1995. Revenue from the remaining open store totaled $259,837 in 1996 and $348,067 in 1995.

6.  LITIGATION

    Patrick J. McCourt, the Patrick J. McCourt Trust, and McCourt Corporation, a Michigan corporation v Tubby's, Inc., a New Jersey corporation, the McTub Company, a Michigan partnership, Robert M. Paganes, P. Terrance Paganes, J. Thomas Paganes, and Vincent J. Tatone. Federal Court Case No. 95-CV-73339- DT. On August 17, 1995, a civil action was commenced in the United States District Court for the Eastern District of Michigan by the above named Plaintiffs. Patrick J. McCourt, as Trustee of the Patrick J. McCourt Trust and as President of McCourt Corporation, purchased restricted shares of Tubby's Common Stock pursuant to private placements in June, July and November of 1993 and formed the McTub Company, a general partnership, with Tubby's in August of 1993 for the purpose of owning and operating certain quick-service restaurants. Plaintiffs' Complaint sought recision of those transactions and, in connection therewith, alleged violations of Federal Securities regulations, fraudulent misrepresentation, violation of the Racketeer Influenced and Corrupt Organizations Act
    (RICO), dissolution of partnership and accounting, violation of Michigan Securities Act and Michigan's Franchise Investment Law. Plaintiffs purchased a total of 1.5 million shares at 25 cents per share for a total purchase price of $375,000 and Plaintiffs' total investment in the McTub Company was approximately $400,000. The Company filed an Answer in which it denied liability to Plaintiffs and a Counter-Complaint against Plaintiff Patrick J. McCourt for fraud. In addition, the Company filed a Cross-Claim against the McTub Company seeking a declaratory judgment that the Company is entitled to a distribution in an amount equal to the amount of its additional capital contributions prior to any other partnership distributions that may be made by that Company. The Company filed a Motion for Summary Judgment of Plaintiffs' Securities Fraud claims and a Motion to Dismiss Plaintiffs' RICO claims, and a Motion to Dismiss the Plaintiffs' state law claims without prejudice. On July 22, 1996, the Court granted all three motions and granted the Company all of the relief it requested. The Court ruled that Plaintiff has not sustained any damages in connection with Plaintiff's purchase of restricted shares and that Plaintiff waived any right to recision. The Court also granted the Company's Motion for Summary Judgment for the reason that Plaintiff did not assert the securities fraud claim within the statutory limitations period. The Court dismissed Plaintiff's RICO claims for the reason that Plaintiff's Complaint failed to state any possible claims under RICO. Finally, the Court dismissed all of Plaintiff's remaining state law claims without prejudice. The Company anticipates that Plaintiffs will file a new Complaint in state court which should only involve claims regarding the McTub Company partnership. The Company intends to vigorously defend against the claims and intends to seek dissolution of that partnership.

PART I  -    FINANCIAL INFORMATION
ITEM 2  -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATION.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's Form 10- KSB and audited financial statements and notes thereto for the fiscal year-ended November 30, 1995.

FINANCIAL CONDITION

Cash and Equivalents, Certificates of Deposit, and Investments decreased by $194,700 for the nine months ended August 31, 1996, as compared with an increase of $639,078 for the nine months ended August 31, 1995. The current period decrease in the Company's cash position resulted from costs related to the construction in progress of four restaurants (one of which is franchisee owned, two of which are expected to be sold to franchisees and one other which will be initially Company owned), the pre-payment of certain expenses, the purchase of the land and building of an existing franchisee, the purchase of computer equipment, and the reduction of vendor payables. The Company's cash position has improved by $180,000 in the third quarter of 1996 as compared to the second quarter ended May 31, 1996. The anticipated sale of the two restaurants and construction of one restaurant referred to above in the fourth quarter of 1996 and first quarter of 1997 will generate approximately $300,000 in cash. The increase in cash position of the prior year resulted from the cash sale of a Company-owned restaurant, the private placement of restricted stock, and the results of its operations.

The sale of a company store, the opening of four new franchised restaurants, and the transfer of four existing franchised restaurants resulted in the recognition of initial and transfer franchise fees as well as continuing monthly franchise fees, advertising fees and rental income. The opening of as many as thirteen additional new locations, (two locations of which are initially expected to be Company owned and operated) are anticipated by the end of the first quarter of 1997 and are expected to similarly result in the recognition of initial franchise fees, continuing monthly franchise fees and advertising fees. Additionally, with the sale of three Development Agent agreements, the Company anticipates the opening of nine additional locations in the Cleveland, Ohio, Phoenix, Arizona, and Detroit, Michigan, markets within the next twelve months. The Company earned a $120,000 third quarter profit, and expects the fourth quarter to also be profitable. The anticipated opening and sale of the thirteen restaurants referred to above as well as the potential opening of restaurants associated with the Development Agent agreements should enable the Company to achieve its second consecutive profitable year and a profitable first quarter of 1997.

In the three months ended August 31, 1996, a former employee exercised stock options representing 450,000 shares at $.125 each for a total of $56,250. After the issuance of these shares the issued and outstanding shares of the Company increased to 25,831,131.


Results of operations for the three months ended August 31, 1996 as compared with the three months ended August 31, 1995.

The Company incurred Operating Income of $110,724 and Net Income of $119,967 for the three months ending August 31, 1996. For the three months ending August 31, 1995, the Company incurred Operating Income of $41,282 and Net Income of $17.918 The Company believes that the current quarter's results were depressed by legal fees of $27,500 resulting from the current litigation (see
Note 6 of the Consolidated Financial Statements), franchise development expenses of $11,000 resulting from ongoing efforts to establish Development Agent agreements in new regions of the country, and the $9,000 commission paid resulting from the sale of a new franchised restaurant.

Revenues for the three months ended August 31, 1996, increased $110,312 or 12.8% to $972,928 as compared to the same period in 1995. This increase was largely attributable to a $197,383 or 160.9% increase in Equipment & Restaurant Sales. Initial Franchise Fees improved by $33,750 or 422%. The increases in these two categories resulted, in part, from new store openings that were delayed from the second quarter to the third quarter of 1996. Commissions & Other increased $17,351 or 23.1%. The Company expects that a significant increase in Initial & Transfer Franchise Fees as well as Equipment & Restaurant Sales will result from the anticipated opening and sale of as many as thirteen new Tubby's Sub Shops in the next two quarters.

The decline in Food Sales of $113,057 or 35.4% resulted from the 1995 closing of one and sale of two unprofitable Tubby's Express restaurants and the sale of two Company owned restaurants in 1995 and 1996. Revenues resulting from these restaurants for the three months ending August 31, 1995, totaled $154,463. The Company opened a new Tubby's Sub Shop in March, 1996. This restaurant was sold to a franchisee in August, 1996. Food Sales derived from this restaurant for the three months ended August 31, 1996, totaled $45,568. At that time, the Company recognized an Initial Franchise Fee of $15,000 and Equipment & Restaurant Sales of $101,925. The Company will also realize ongoing monthly franchise and advertising fees.

The decline in Franchise Fees Monthly of $19,568 or 10.9% and Advertising Fees of $5,547 or 3.51% resulted from reduced estimates of fees expected from new and existing Tubby's Sub Shops. The Company's subsidiary that provides advertising and promotional services for the benefit of the franchised and Company owned restaurants incurred Operating Income of $68,827 for the three months ending August 31, 1996, effectively increasing operating income and net income by a similar amount. The Company anticipates that a portion of this income will be expended for increased advertising and promotional efforts in the fourth quarter of 1996. It is normally the intention of The Company to fully expend funds for advertising and promotional efforts to the extent obtained from franchisee and company owned stores. The effect of this Operating Income of $68,827 was an increase in Consolidated Operating Income from $41,897 to $110,724 and Consolidated Net Income of $51,140 to $119,967.

Costs & Expenses for the three months ending August 31, 1996, increased by $40,870 or 5%. This increase was attributable to a $166,213 or 169% increase in Cost Of Equipment & Restaurant Sales and is proportionate to the increase in Equipment & Restaurant Sales referred to above. Cost Of Food Sales declined by $88,465 or 37.1% which is proportionate to the decline in Food Sales as referred to above. Operating Expenses decreased $36,878 or 7.6% reflecting reduced advertising and promotional expenditures of approximately $69,000 offset by increased legal fees of $27,000 (see Note 6 of the Consolidated Financial Statements) and franchise development expenses of $11,000.

Interest Expense decreased by $2,509 or 28.1% from 1995 to 1996 reflecting the continued reduction of long term debt, lower interest rates, and the efforts of management to avoid additional debt.

Interest Income for the three months ending August 31, 1996, decreased by $6,780 or 28.1% reflecting a current period adjustment to the investment earnings derived from idle funds invested for the nine month of 1996. For the nine months ending August 31, 1996, Interest Income has increased $6,249 or 9.8%.

For the three months ended May 31, 1995, the Company provided an additional $50,000 for the Estimated Loss On Disposal of its Tubby's Express Restaurants. There was no additional provision in the three months ending August 31, 1996.

In April, 1996, the Company sold a Development Agent agreement for the Cleveland, Ohio region. This agreement calls for the agent to develop five Tubby's Sub Shops in the first year of the agreement and a total of fifty (50) Tubby's Sub Shops in the Cleveland market over a period of eight years. As each restaurant opens, the Company will realize reduced initial franchise fees and ongoing monthly franchise and advertising fees. Originally scheduled to begin in August, 1996, the Development Agent has been granted a postponement until January, 1997, of the requirement to pay the Company for marketing rights.

In June, 1996, the Company sold a Development Agent agreement for the State of Arizona. This agreement calls for the agent to develop three Tubby's Sub Shops by September 1, 1997, and a total of twenty-five (25) Tubby's Sub Shops in the Arizona market over a period of six years. As each restaurant opens, the Company will realize marketing rights, reduced initial franchise fees and ongoing monthly franchise and advertising fees.

In September, 1996, the Company sold a Development Agent agreement for the City of Detroit, Michigan. This agreement calls for the agent to develop three Tubby's Sub Shops by September 1, 1997, and a total of twenty-seven (27) Tubby's Sub Shops in the

Detroit market over a period of three years. As each restaurant opens, the Company will realize reduced initial franchise fees and ongoing monthly franchise and advertising fees.


Results of operations for the nine months ended August 31, 1996 as compared with the nine months ended August 31, 1995.

The Company incurred Operating Income of $65,586 and Net Income of $127,958 for the nine months ending August 31, 1996. For the nine months ending August 31, 1995, the Company incurred Operating Income of $108,165 and Net Income of $223,774. The Company believes that this year's results were depressed by legal fees of $39,260 resulting from the current litigation (see Note 6 of the Consolidated Financial Statements), franchise development expenses of $44,496 resulting from ongoing efforts to establish Development Agent agreements in new regions of the country and Commissions of $14,000 resulting from the sale of two new franchised restaurants. The 1996 Net Income reflects a gain of $8,466 resulting from sale of a Company owned restaurant while the 1995 Net Income also reflects a gain of $109,178 resulting from the sale of a Company owned restaurant.

Revenues for the nine months ended August 31, 1996, decreased by 18.8% or $525,943. The decrease in Revenue was largely attributable to a $415,205 or 40.6% decline in Food Sales. The decline in Food Sales resulted from the 1995 closing of one and sale of two unprofitable Tubby's Express restaurants and the sale of two Company owned restaurants in 1995 and 1996. Revenues resulting from these restaurants for the nine months ending August 31, 1995, totaled $545,357. The Company opened a new Tubby's Sub Shop in March, 1996. This restaurant was sold to a franchisee in August, 1996. Food Sales derived from this restaurant while the restaurant was Company owned totaled $92,524. At that time of sale, the Company recognized an Initial Franchise Fee of $15,000 and Equipment & Restaurant Sales of $101,925. The Company will also realize ongoing monthly franchise and advertising fees.

The decline in Franchise Fees Monthly of $37,841 or 7.5% and Advertising Fees of $21,612 or 5.1% resulted from reduced estimates of fees expected from new and existing Tubby's Sub Shops. Initial & Transfer Franchise Fees reflect the opening of seven restaurants in 1995, and the opening of four restaurants and transfer of four restaurants in 1996. Equipment & Restaurant Sales declined by $3,481 or 0.8%. The Company expects that a significant increase in Initial & Transfer Franchise Fees as well as Equipment & Restaurant Sales will result from the anticipated opening and sale of as many as thirteen new Tubby's Sub Shops by the end of the first quarter of 1997.

Commissions & Other Fees decreased by $26,804 or 8.8% in 1996 as compared to 1995. This declines resulted primarily from timing differences in the recognition of vendor rebates. It is anticipated that this revenue decline will be recovered over the remaining three months of 1996.

Total Costs & Expenses declined $483,364 or 18% in the nine months ended August 31, 1996, as compared to the similar period in 1995. Of this amount, the proportionate decline of $324,861 or 42.8% in Cost Of Food Sales was attributable to the decline in Food Sales as referred to above. Operating Expenses decreased $127,922 or 8.3% reflecting reduced advertising and promotional expenditures of approximately $200,000 and expense reductions attributable to the closing or sale of the Company owned restaurants referred to above offset by increases in legal fees of $40,000 (see Note 7 of the Consolidated Financial Statements), and franchise development expenses of $44,500. The Company's subsidiary that provides advertising and promotional services for the benefit of franchised and Company owned restaurants incurred Operating Income of $87,000, for the nine months ended August 31, 1996, effectively increasing operating income and net income by a similar amount. The Company anticipates that a portion of this income will be expended for increased advertising and promotional efforts in the fourth quarter of 1996. It is normally the intention of The Company to fully expend funds for advertising and promotional efforts to the extent obtained from franchisee and company owned stores. The effect of this $87,000 Operating Income in 1996 was an increase in Operating Income from a Operating Loss of $21,414 to an Operating Income of $65,586 and Net Income of $40,958 to $127,958.

Interest Expense decreased by $12,078 or 39.6% from 1995 to 1996 reflecting the continued reduction of long term debt, lower interest rates, and the efforts of management to avoid additional debt.

Interest Income increased in 1996 by $6,249 or 9.8% to $70,113 as a result of the investment earnings derived from idle funds invested for the full nine month period in 1996 rather then a shorter period in 1995.

In the first quarter of 1996, the $11,105 Gain On Sale Of Fixed Assets resulted from a $14,346 gain on the sale of a Company owned restaurant that was acquired in April, 1995, and an additional loss of $3,241 resulting from the closure of a Company owned Tubby's Express restaurant in December, 1995, (see Note 4 of the Consolidated Financial Statements). In the second quarter of 1996, an additional charge of $2,639 reduced the $14,346 gain referred to above to gain of $11,707 and the overall gain to $8,466. In 1995, a gain of $109,178 was realized also from the sale of a Company owned restaurant.

For the nine months ended August 31, 1995, the Company provided an additional $89,000 for the Estimated Loss On Disposal of its Tubby's Express Restaurants. There was no additional provision in the nine months ending August 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents, Certificates of Deposit, and Investments declined by $194,700 in the nine months ending August 31, 1996. The declined was primarily attributable to several factors; the most significant being construction in progress of four new Tubby's

Sub Shops for about $96,000 and the purchase of the land and building of an existing Tubby's Sub Shop restaurant for $194,000. The anticipated sale of these four restaurants in the fourth quarter of 1996 and first quarter of 1997, will generate in excess of $300,000 in cash. The increase in cash position of the prior year resulted from the cash sale of a Company owned restaurant, the private placement of restricted stock, and the results of its operations.

In September, 1996, the Company reacquired for $107,500 the Tubby's Sub Shop location of a franchisee who was in default. The Company believes that this location will be critical in the development of the area where it is located.

In addition to four restaurants referred to above, as many as nine new Tubby's Sub Shops are expected to open by the end of the first quarter of 1997. Of these thirteen new Tubby's Sub Shops scheduled to be opened by February 28, 1997, the Company anticipates that eleven restaurants will be franchisee owned and operated. It is expected that the two remaining restaurants will be initially Company owned and operated.

In April, 1996, the Company sold a Development Agent agreement for the Cleveland, Ohio region. This agreement calls for the agent to develop five Tubby's Sub Shops in the first year of the agreement and a total of fifty (50) Tubby's Sub Shops in the Cleveland market over a period of eight years. As each restaurant opens, the Company will realize reduced initial franchise fees and ongoing monthly franchise and advertising fees. Originally scheduled to begin in August, 1996, the Development Agent has been granted a postponement until January, 1997, of the requirement to pay the Company for marketing rights.

In June, 1996, the Company sold a Development Agent agreement for the State of Arizona. This agreement calls for the agent to develop three Tubby's Sub Shops by September 1, 1997, and a total of twenty-five (25) Tubby's Sub Shops in the Arizona market over a period of six years. As each restaurant opens, the Company will realize marketing rights, reduced initial franchise fees and ongoing monthly franchise and advertising fees.

In September, 1996, the Company sold a Development Agent agreement for the City of Detroit, Michigan. This agreement calls for the agent to develop three Tubby's Sub Shops by September 1, 1997, and a total of twenty-seven (27) Tubby's Sub Shops in the Detroit market over a period of three years. As each restaurant opens, the Company will realize reduced initial franchise fees and ongoing monthly franchise and advertising fees.

In the three months ending August 31, 1996, a former employee exercised stocks option representing 450,000 shares at $.125 each for a total of $56,250. After the issuance of these shares the issued and outstanding shares of the Company increased to 25,831,131.

In December, 1995, the Company initiated a $250,000 revolving line of credit with a local financial institution. This line of credit can be drawn upon as needed to meet future cash requirements. As of October 10, 1996, the entire line of credit was available to the Company.

The Company is responsible for supervising construction and equipment installation for some new locations. As part of that process, the Company will contract for the purchase of equipment and execute construction contracts. Although the Company is reimbursed entirely for its costs, it often must prepay some costs. As of August 31, 1996, the Company had as many as seven new locations scheduled to open by November 30, 1996. The Company is responsible for the construction and equipment installation of these locations, five of which will be owned and operated by franchisees. The Company anticipates the construction of the two Company owned Tubby's Sub Shops will cost about $190,000. The Company anticipates that these locations will eventually be sold to franchisees though it has sufficient working capital to internally finance these projects.

PART II  -    OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 6.       Exhibits and Reports on Form 8-K

         (a)  There are no exhibits submitted with this report.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the nine months ended August 31, 1996.

                                  SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      TUBBY'S, INC.


                                            /s/     Robert M. Paganes
                                      --------------------------------------
                                      By:   Robert M. Paganes
                                            President, Chief Executive Officer
Dated:  October 11, 1996



                                            /s/     Melvyn Erdos
                                      --------------------------------------
                                      By:   Melvyn Erdos
                                            Treasurer, Chief Financial Officer
Dated:  October 11, 1996