Form 10KSB
period 1996-11-30
TUBBYS INC
filed 1997-02-28
CIK 725398

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the Fiscal Year Ended November 30, 1996
                                -----------------
      Commission File Number 0-12706
                             -------

                                TUBBY'S, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New Jersey                                     22-2166602
-------------------------------                     --------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)


     6029 East Fourteen Mile Road, Sterling Heights, Michigan 48312-5801
     -------------------------------------------------------------------

      Registrant's telephone number, including area code 810/978-8829
                                                         ------------

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.001 Par Value
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes /X/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the common stock on February 21, 1997, as reported on the NASDAQ SmallCap Market was approximately $7,196,677. Shares of common stock held by each officer and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Issuer's revenues for its most recent fiscal year: $3,123,216

As of February 14, 1997, there were 25,831,131 shares of the registrant's common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
                See Items 9,10,11, and 12 of this Form 10-KSB

                                    PART I

ITEM 1.    BUSINESS

Introduction

Tubby's, Inc., the Registrant, and its subsidiaries, are referred to herein as the "Company" or "Tubby's."

History

Tubby's was founded in 1968 in Metropolitan Detroit, Michigan. The Company began by selling submarine sandwiches from a small store. The Company enjoyed success and growth and in 1977 began the sale of franchises of its submarine sandwich concept. In 1990, the Company, through a reverse merger, acquired the rights to the Stuff-Yer-Face Restaurants which operated primarily in New Jersey.

General Development of Business

During fiscal year 1994, Tubby's concentrated on a "back to basics" approach. The Company concentrated on restructuring its management team, consolidating administrative functions, eliminating unprofitable operations, and development of new Tubby's Sub Shop franchises. The results of this multi-faceted undertaking began to be realized in 1995. The Company achieved its initial goals and returned to profitability. In 1996, the Company continued its "back to basics" approach while beginning its next phase of strategic development.

With an eye to the future, the Company sold its first Development Agent Agreement ("DA Agreement") in April, 1996. At the end of 1996, the Company had sold a total of four DA Agreements.

Stores that are expected to result from the implementation of DA Agreements are the contractual responsibility of the Development Agents ("DAs"). Tubby's anticipates that these agreements will be fulfilled on a timely basis as stipulated in their respective contracts. The following details the Company's efforts to franchise new stores in fiscal 1996 and anticipated stores in future years:

This new strategy to sell DA Agreements, in addition to single store Tubby's Sub Shop franchises, has resulted in the following achievements in 1996:

      Four (4) DA Agreements Representing One Hundred (100) Units:

      o Twelve (12) store openings anticipated in year one, (three DA stores are expected to be opened in each of the first and second quarters of 1997).
      o     Fifteen (15) store openings anticipated in year two.
      o     Sixteen (16) store openings anticipated in year three.
      o     Sixteen (16) store openings anticipated in year four.
      o     Sixteen (16) store openings anticipated in year five.
      o     Eleven  (11) store openings anticipated  in year six.
      o     Six (6) store openings anticipated in year seven.
      o     Six (6) store openings anticipated in year eight.
      o     One (1) store openings anticipated in year nine.
      o     One (1) store openings anticipated in year ten.

      Single Store Agreements:

      o     Six (6) new franchised stores opened in 1996.
      o     One (1) company owned store was opened in 1996.
      o Four (4) new franchised stores are expected to be opened in the first quarter of 1997.
      o Three (3) new franchised stores are expected to open in the second quarter 1997.

      Closed and Reacquired Stores:

      o     One (1) franchisee owned Tubby's Sub Shop was closed in 1996.
      o     One Company owned Tubby's Express restaurant was closed in 1996.
      o Two (2) Tubby's Sub Shops were reacquired by the Company from franchisees in 1996.
      o One (1) Stuff-Yer-Face restaurant was reacquired by the Company from a franchisee in 1996.

Total Petroleum, Inc., of Denver, Co., a multi-state petroleum retailer, has chosen to open a franchised Tubby's Sub Shop in a new service station in the metropolitan Detroit area. The restaurant is opening on February 17, 1997. Tubby's believes that this first co-branding effort with a major petroleum retailer will be highly successful and eventually lead to many more Tubby's Sub Shops being located within Total Petroleum service stations in the future.

Description of Business

The Company develops, operates, franchises and services a system of restaurants which prepare and serve a comprehensive menu of submarine sandwiches and related items. Tubby's submarine sandwiches are all prepared to order and many of its sandwiches are cooked on a grill. These restaurants are franchised, owned and operated as company stores, or operated under joint venture agreements between the Company and local business people. The restaurants are located in Michigan, Ohio and New Jersey.

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

In 1996, the Company began selling DA Agreements. A DA Agreement confers the right to qualified persons to operate as an independent agent, on a non-exclusive basis, to develop and service the Company's franchised stores in a specific geographical area. The DA agrees that during the term of the agreement he will diligently perform his obligations on behalf of the Company to identify and assist prospective franchisees and to perform site acquisition services and supervision of franchisees operating Tubby's Sub Shops located in the territory. The DA agrees to comply with the quotas as set forth in the DA Agreement.

As of November 30, 1996, a total of seventy-four (74) restaurants were in operation consisting of four (4) Stuff-Yer-Face restaurants (of which one (1) was owned by the Company), three (3) Tubby's Express restaurants, (of which one (1) was operated by a joint venture operating agreement), and sixty-seven
(67) Tubby's Sub Shops restaurants, (of which five (5) were owned by the Company). In the first quarter of 1997, five new franchisee owned Tubby's Sub Shop restaurants were opened.

This Business section contains forward-looking statements that involve uncertainties. Actual results could alter materially from those in the forward-looking statements, due to a number of uncertainties, including but not limited to, those discussed below and in "Management's Discussion & Analysis of Financial Condition & Results of Operation."

Products

Tubby's restaurants offer a uniform menu which includes over 20 different submarine and pita sandwiches cooked to order, French fries, onion chips and breaded mushrooms, potato chips, soup, and a full line of Pepsi-Cola soft drinks. Some restaurants also offer a line of premium ice cream that is sold in cones, desserts and take home packaging.

The Company's submarine sandwiches are all prepared to order and many of the products, including its line of steak sandwiches, chicken sandwiches etc., are cooked when ordered. The Company's sandwiches are offered in different sizes from a length of six inches to a length in excess of five feet. Sandwiches in excess of twelve inches are generally ordered for parties, picnics and social events. The "party sub" is offered at all stores on an advance order basis, only. Tubby's menu is offered for carry out, on-site consumption and, where available, delivery.

The Stuff-Yer-Face (SYF) restaurants offer a menu featuring a specialty sandwich called a "Stromboli." A Stromboli is a closed sandwich with the bread freshly baked around a favorite filling selected by the customer together with cheeses, tomato sauce, onions and peppers. The Stromboli fillings, which customers may select in any combination, include meatballs, sausage, pepperoni, veal, steak, chicken and shrimp. The "Vegetaboli (R)" is a meatless "Boli" with fillings selected by the customer including eggplant, mushroom, broccoli and spinach. The sandwiches may be prepared in any combination of meat and vegetables. Management is of the opinion that wrapping the dough around the fillings improves the taste of the Stromboli over pizza through a steaming process which occurs inside the Stromboli. The steaming process permits the vegetables to retain flavor and crispness, meats to remain tender and juicy, and cheeses and sauce to blend together to create a fine flavor while also permitting the dough to crisp and brown. "Boli" sandwiches are served in two sizes: "Large", and a smaller size Boli, the "Baby Boli (R)."

The Stuff-Yer-Face restaurants also serve hamburgers, steak sandwiches, and pizzas together with side orders which include, among other things, French fries, onion rings, and fried mozzarella sticks. The restaurants also serve "Lite-Stuff"(R), consisting of a variety of fresh salads and club sandwiches. One location serves alcoholic beverages. Each of the present Stuff-Yer-Face restaurants are sit-down, full service restaurants utilizing waitress and waiter service. Beverages and side orders are served while the customer's order is being prepared. When the order is ready, each customer is served at his table by the waiter or waitress. Each restaurant also accommodates phone orders for take out sales.

Franchising

The Company franchises all of its restaurant concepts, including the Tubby's Sub Shop and Stuff-Yer-Face concepts.

The Company believes that customer satisfaction is critical to the long-term success of the Company and emphasizes quality, proven, well trained entrepreneurs in its Franchisee selection process. All potential Franchisees are carefully screened by top members of the Management team who all participate in the Franchisee approval process.

Franchises for Tubby's Sub Shops restaurants have been offered since 1977. The Company offers potential Franchisees a choice of a Single-Unit Franchise Agreement or a DA Agreement. Tubby's management is continuing to concentrate its resources on the expansion of Tubby's and Stuff-Yer-Face restaurants through locating qualified DAs and implementing DA Agreements.

A Tubby's Franchisee is responsible to supply sufficient capital for construction, remodeling and equipment costs required to bring a location to the standard specifications of a Tubby's store. SubLine Co. ("SubLine"), a subsidiary of Tubby's, may, at the option of the Franchisee, construct the restaurant, provide leasehold improvements and supply the necessary equipment. Alternately, the Franchisee may purchase the required construction drawings from the Company and do the work himself. Regardless of how constructed, all restaurants must meet the Company's specifications before they are allowed to enter the system.

The License Agreement gives the Franchisee the right to use Tubby's trademarks, service marks and methods of operation to operate a Tubby's restaurant at a specific location that is approved by Tubby's. The initial term of a Tubby's Franchise Agreement is ten (10) years with the Franchisee generally having the option to renew. The initial license fee, which is payable upon execution of the Franchise Agreement is $15,000 for a traditional location. For non-traditional sites, such as convenience store locations, the Franchise fee is $8,000. Persons who commit to the construction of more than one franchise could have a reduced up-front franchise fee. The initial franchise fee compensates Tubby's for various services provided by Tubby's to Franchisees, such as management and operations training, review of restaurant site selection, restaurant design assistance, specifications and equipment lists, assistance in locating suppliers and operating assistance during the initial opening of a restaurant. New Tubby's License Agreements require the Franchisee to pay Tubby's a weekly royalty equal to the greater of $125 per restaurant or six percent (6%) (as of January, 1996) of the Franchisee's adjusted gross weekly sales. Previously, Tubby's Licensing Agreements required the franchisee to pay Tubby's a weekly royalty equal to the greater of $125 per restaurant or four percent (4%) of the Franchisee's adjusted gross weekly sales. Most of the already existing Franchise Agreements require the Franchisee to pay Tubby's a weekly advertising fee equal to the greater of $100 per restaurant or three and one-half percent (3 1/2%) of the Franchisee's adjusted gross weekly sales. Those advertising fees are used to pay for shared production and media advertising costs and other promotional costs. The Franchise Agreement further requires the Franchisee, among other things, to comply with Tubby's standards and procedures of operation along with menu and food quality specifications, to purchase supplies from Tubby's approved sources, and to permit inspections and audits by Tubby's.

DA Agreements require franchisees to pay a licensing fee, similar to those described above, to the Company. Upon receipt of a licensing fee, however, the Company is required to pay a commission to the DA of 50% of the amount collected. Similarly, the receipt of royalty payments by the Company from stores licensed under a DA Agreement also require that a commission be paid to the DA of 28% of the royalty fee if collected at a rate under 6% of sales and 40% of the royalty fee if collected at a rate of 6% or higher of sales.

Franchised restaurants are operated in accordance with uniform standards required of all Franchisees. These standards include such items as selection, quality, preparation and approval of menu items, signage, decor, equipment, uniforms, suppliers, hours of operation, cleanliness, appearance, etc. All standards are developed by the Company and implemented in conjunction with its Franchisees.

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

Training

The Company emphasizes Franchisee training as a means of ensuring the quality and value of the products delivered to its customers, and the profitability and long-term sales growth to the Company. Training is an essential part of the Franchisee experience. In order to enter the Tubby's system, a Franchisee is required to complete an extensive training program as part of the orientation process.

Tubby's provides a complete course of instructions relating to the operations, methods, and other related procedures, with emphasis placed on the preparation and serving of the specialty food items that are characteristic of its restaurants. Salaries, expenses of travel, food and lodging for a Franchisee and his/her representative are at the Franchisee's own expense. The training program consists of a minimum of 150 hours of in-store operations, under direct supervision of qualified personnel, in addition to classroom sessions at Tubby's corporate offices.

After successfully completing the training program, Tubby's provides assistance to new franchisees by providing a member of Tubby's staff to the Franchisee's location for at least three (3) days out of the first nine (9) weeks of operation.

Tubby's does not charge a fee for the training described above. However, it is only obligated to provide such training for a Franchisee's first location. Additional training is available at a fee, as is assistance at a subsequent location.

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

Supplies

The Company does not own and operate a subsidiary that sells food and proprietary items to its Franchisees. Rather, the Company maintains an approved supplier list and the Franchisees are free to select the approved supplier of their choice. In order to become an approved supplier, a company must pass stringent requirements that are designed to provide consistent high quality products to the Tubby's customer.

The Franchisees are also required to purchase fixtures and equipment meeting Tubby's specifications from suppliers that are approved by Tubby's. The approval of suppliers is based upon the quality of the items they supply and their conformity with specifications established by Tubby's.

SubLine is an approved supplier of certain equipment that has been specially manufactured for use in Tubby's restaurants. SubLine also acts as a broker for several approved suppliers of machinery, equipment and food products that are sold to Tubby's Franchisees and others. Although Tubby's Franchisees are not required to purchase any equipment from SubLine or utilize SubLine's brokerage services, Tubby's believes that many of them do so because the costs of utilizing SubLine's services are often less than the prices charged by other sources. One reason why SubLine is able to offer competitive prices is that, when it acts as a broker, it can often obtain volume discounts for the items that are sold to Tubby's Franchisees. SubLine will make a profit on equipment it purchases and resells. It does not make a profit in connection with the assistance it offers regarding leasehold improvements.

Advertising

Tubby's Franchisees are generally required to pay advertising fees equal to the greater of $100 per week or 3 1/2% of total weekly adjusted gross sales of that Franchisee's restaurant. Those funds are administered by Tubby's Sub Shop Advertising Co., a subsidiary of the Company, and are used to pay for shared production and media advertising costs as well as other promotional costs. Marketing and promotion is voted on by an advertising council. This council is made up of Franchisees and employees of the Company and works with the Company in setting advertising programs and the timing of those programs.

The Company has historically emphasized local print media, direct mail, television and radio as its form of advertising. Such advertising is generally cost prohibitive for an individual Franchisee, but can be cost effective when included with other Franchisees. All funds received for advertising are spent for advertising purposes only, except for a portion which is retained by the Company to cover administrative costs.

The Company has one full time employee devoted exclusively to the process of marketing and advertising for its Franchisees on both an individual and on a system wide basis. As a result of the efforts of this person, and the efforts of the Advertising Council, the Company has expanded and refined its marketing efforts and in 1997 will continue its advertising campaign.

Company Stores

The acquisition of additional Company restaurants is an integral part of the Company's operating strategy. The Company owned and operated seven Company restaurants as of November 30, 1996.

Five of the Company restaurants operate as Tubby's Sub Shops, one restaurant operates as a Stuff-Yer-Face, and one restaurant operates as a Tubby's Express (which is operated under a joint venture operating agreement). In December, 1995, Management closed an unprofitable company-owned Tubby's Express store.

Expansion Progress and Restaurant Development

Expansion is an important part of Tubby's growth plans. The Company carefully studies possible locations and evaluates those potential sites based on a variety of criteria including traffic patterns, population, availability of drive-thru permits and other relevant criteria. The following table shows a summary of the Company's franchise activity and Company store activity over the last five years:

                                                               Fiscal Year Ended November 30,
        Tubby's/Tubby's Express/SYF Restaurants             1996    1995   1994    1993   1992
                                                            ----    ----   ----    ----   ----
        Opened                                                 7      10      7       5     4
        Closed                                                 2       3      1       4     8
        Ending Number 1                                       74      69     62      56    55

          1 Company owned Tubby's Sub Shops include five (5) in 1996, two (2) in 1995/94, and three (3) in 1993/92. Tubby's Express stores include three (3), one (1)of which is operated under a joint venture operating agreement in 1996, four (4), one of which was operated under a joint venture operating agreement in 1995, six
          (6), five of which were operated under a joint venture operating agreement, in 1994, and (4) in 1993. SYF restaurants include four in 1996, (one of which is Company owned), four(4) in 1995, and three (3) in 1994, 1993 and 1992.

Stores that are expected to result from the implementation of DA Agreements are the contractual responsibility of the respective DAs. Tubby's anticipates that these agreements will be fulfilled on a timely basis as stipulated in their respective contracts. The following details the Company's efforts to franchise new stores in fiscal 1996 and anticipated stores in future years:

      One(1) Area Development Agreement (ADA) Representing Six (6) Units:

      o     One (1) store opened in 1996.
      o     One (1) store anticipated to open in 1997.
      o     One (1) store anticipated to open in 1998.
      o     One (1) store anticipated to open in 1999.
      o     Two (2) stores are anticipated to open after 1999.

      Single Store Agreements:
      o     Six (6) new franchised stores opened in 1996.
      o     One (1) new Company owned store opened in 1996.
      o Four(4) new franchised stores expected to open in the first quarter 1997.
      o Three (3) new franchised stores expected to open in the second quarter 1997.

      Four (4) DA Agreements Representing One Hundred (100) Units:

      o Twelve (12) store openings anticipated in year one (three (3) store openings in each of the first and second quarters of
             1997).
      o     Fifteen (15) store openings anticipated in year two.
      o     Sixteen (16) store openings anticipated in year three.
      o     Sixteen (16) store openings anticipated in year four.
      o     Sixteen (16) store openings anticipated in year five.
      o     Eleven (11) store openings anticipated in year six.
      o     Six (6) store openings anticipated in year seven.
      o     Six (6) store openings anticipated in year eight.
      o     One (1) store openings anticipated in year nine.
      o     One (1) store openings anticipated in year ten.

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

Tubby's competes with restaurant chains and other restaurants serving a variety of quick service products. Some of Tubby's competitors operate more restaurants and have greater financial resources, greater name recognition and more experienced operational organizations than Tubby's. In an effort to obtain greater name recognition in new markets outside of the metropolitan Detroit area, the Company has participated in numerous national industry trade shows. Additionally, the Company now places advertisements in leading industry publications as well as on the Internet. Although Tubby's believes it can operate favorably, it may be at a competitive disadvantage with respect to chains with greater name recognition and marketing capability. Furthermore, competition for management, other key operating personnel and restaurant sites could increase as Tubby's operations expand and as the general economy improves.

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

Trademarks and Service Marks

The Company has registered trademark and service marks including "Tubby's", "Boli's" and the "Stuff-Yer-Face" names and logos. These trademarks and service marks, as well as others, are registered with the United States Patent and Trademark Office and are of material importance to the Company.

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

Research and Development

The Company works hard to ensure that the menu meets the needs of its customers. Research and development efforts are done in conjunction with suppliers. New products, if approved, are introduced via a variety of marketing programs. While the Company considers research and development to be essential to the successful long-term operation of the Company, its expenditures in this area at this time are not material.

Employees

As of November 30, 1996, the Company employed 10 persons in the management and administration of the corporation. In addition, the Company owned five Tubby's Sub Shop stores, one Stuff-Yer-Face restaurant, and one Tubby's Express store. These stores employ a total of 81 persons, including related store managers. None of Tubby's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.    PROPERTIES

The Company leases approximately 6,000 square feet in an office building which it uses as its headquarters under a five year lease. Tubby's believes that these facilities offer sufficient space to allow it to conduct its business affairs.

The Company owns three parcels of real estate. Two parcels are leased to a Franchisee. The other parcel is currently being offered for sale. All of the Company's real estate has been pledged as collateral on outstanding mortgage loans and notes.

The Company leases all its Company stores including its Stuff-Yer-Face and Tubby's Express locations. These leases are for various terms and various expiration dates.

ITEM 3.    LEGAL PROCEEDINGS

Patrick J. McCourt, et al v Tubby's, Inc., et al (Case No. 95-CV-73339-DT). On August 17, 1995, a civil action was commenced against the Company in the United States District Court for the Eastern District of Michigan. Patrick J. McCourt, as Trustee of the Patrick J. McCourt Trust and as President of McCourt Corporation, purchased restricted shares of Tubby's common stock pursuant to private placements in June, July and November of 1993 and formed the McTub Company, a general partnership with Tubby's in August of 1993 for the purpose of owning and operating certain quick-service restaurants originally under the name "Cafe Express." Plaintiffs' complaint sought recision of those transactions and, in connection therewith, alleged violation of federal securities regulations, fraudulent misrepresentation, violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), dissolution of partnership and accounting, violation of Michigan Securities Act, and Michigan's Franchise Investment Law. Plaintiffs purchased a total of
1.5 million shares at 25(cent) per share for a total purchase price of $375,000 and plaintiffs' total investment in the McTub Company was approximately $400,000. The Company filed an answer in which it denied liability to plaintiffs. In addition, the Company filed a cross-claim against the McTub Company seeking a declaratory judgment that the Company is entitled to a distribution in the amount of $105,000 prior to any other distributions that may be made by that Company. After the close of discovery, the Company filed motions for summary judgment of plaintiffs' securities fraud claims and to dismiss plaintiffs' RICO claims, which the Court granted in July of 1996. The Court also granted the Company's motion to dismiss all of plaintiffs' remaining claims, which asserted claims under state law, without prejudice. Thereafter, orders were entered granting judgment in the Company's favor with regard to plaintiffs' securities fraud claims and dismissing plaintiffs' RICO claims, with prejudice, and dismissing all of plaintiffs' remaining claims, without prejudice.

Thereafter, plaintiffs commenced an action in the Circuit Court for the county of Oakland (the "Oakland County Action"). In the Oakland County Action, plaintiffs assert the same allegations of "fraud" that were asserted and dismissed in the federal action but are only seeking recision of the McTub Partnership Agreement and/or money damages in connection with the formation of that partnership. This case does not involve any "securities" claims regarding the shares of common stock purchased by McCourt. The Company filed an answer denying liability, a counter-complaint in which it asserts a claim for fraud against McCourt, and a cross-claim against the McTub Company seeking certain declaratory relief in connection with loans to the partnership that were procured by its partners. Also, the Company filed an action in the Circuit Court for the County of Macomb, in which it asserted a claim for dissolution of the partnership (the "Macomb County Action"). That action is going to be transferred to the Circuit Court for the County of Oakland and should be consolidated with the Oakland County Action. The Company is unable at this time to estimate the probability of a successful conclusion to the litigation or to estimate the possible loss to the Company if it is not successful.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is no information required to be reported hereunder.

                                   PART II

ITEM 5.    MARKET FOR  REGISTRANT'S  COMMON  EQUITY & RELATED  STOCKHOLDER
           MATTERS

The following table sets forth the high and low stock prices for the Company's $.001 par value common stock as reported by NASDAQ for the fiscal years indicated.

The following quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Tubby's, $.001 par value common stock is not necessarily indicative of future performance.

                  1995                                        1996
                  ----                                        ----
            High        Low                            High         Low
            ----        ---                            ----         ---
Quarter 1   5/16        5/32                Quarter 1  25/32        1/8
Quarter 2   9/16        5/32                Quarter 2  15/32        1/4
Quarter 3   13/32       7/32                Quarter 3   3/8         7/32
Quarter 4   5/16        1/16                Quarter 4  11/32        5/32

As of February 11, 1997, the approximate number of shareholders of record of the Company was 7,039. The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and depends, among other factors, on earnings, capital requirements and the operating and financial condition. At the present time, the Company's anticipated financial capital requirements will be such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. This section contains forward-looking statements that involve uncertainties. Actual results could alter materially from those in the forward-looking statements, due to a number of uncertainties, including but not limited to, those discussed below and in the "Business" section.

Financial Overview

Tubby's and its consolidated subsidiaries experienced a decrease in 1996 Total Revenue of $539,105 or 14.7%. The Company earned net income of $117,357 in 1996 versus net income of $274,439 in 1995. This decrease in revenues is primarily attributable to lower food sales resulting from the sale of (2) Tubby's Express restaurants and the closing of two (2) Tubby's Express restaurants in 1995 and one (1) Tubby's Express restaurant in 1996. Prior year food sales resulting from these five (5) Tubby's Express restaurants totaled $476,688 or 37.1% of 1995 food sales.

Operating Income in 1996 of $65,464 decreased by 50.0% or $65,999 as compared to the 1995. This decrease in Operating Income was a result of the reduced food sales described above. The decrease in Operating Income attributable to Foods Sales was $126,508 or 37.7%. Other Income items in 1996 decreased by $91,083 or 63.7% as compared to 1995. Significant amounts comprising this change resulted from a $78,433 decrease in Minority Interest in Losses of The McTub Co. resulting from, in part, a distribution to a minority partner in 1996, a $55,584 decrease in Gain on Sale of Fixed Assets primarily resulting from the sale of Company owned restaurant in 1995, and a $29,090 increase in the Provision for Estimated Loss on Disposal of Tubby's Express Restaurants, also occurring in 1995.

In 1996, the Company reacquired three Tubby's Sub Shops from seriously delinquent franchisees. One Tubby's Sub Shop was reacquired for a payment of $107,500 less delinquent amounts owed the Company of $15,000. One Tubby's Sub Shop and one Stuff-Yer-Face restaurant were reacquired from a franchisee who later filed for bankruptcy. Any excess income or loss from these franchised restaurants will be used to offset the amount owed by the franchisee to Tubby's and will not be included in the operating results of the Company. Sales derived from these restaurants were $140,562 in 1996. These restaurants were reacquired by Tubby's in one case, pursuant to its rights as a secured creditor, to retain its retail presence in areas considered to be strategically significant to the Company. The Company anticipates that these restaurants can be operated profitably until they are re-sold to new franchisees.

In November, 1995, the Company hired a new director of franchise development. This individual brought to Tubby's five years of restaurant industry experience in franchise sales. After his first year as the director of franchise development, the Company believes the results have indeed been impressive. Under his leadership, the Company attended, as an exhibitor, several national industry trade shows in its effort to gain national recognition and expand into new regions of the country. Among the impressive results of 1996, DA Agreements representing one hundred (100) new Tubby's Sub Shops, over the next ten years, were initiated for the City of Detroit, the City of Cleveland and adjoining areas, the State of Arizona, and the State of Florida. Stores that are expected to result from the implementation of DA Agreements are the contractual responsibility of the DAs. Tubby's anticipates that these agreements will be fulfilled on a timely basis as stipulated in their respective contracts.

Tubby's currently conducts most of its business in the Metropolitan Detroit, Michigan region. The Detroit area economy is largely tied to the results of the domestic automotive industry. Employment and spending patterns of the people living in this area tend to mirror the operating results of these companies and their suppliers. During the last five years the domestic automobile industry improved significantly. As the domestic automobile industry hired additional workers the local economy also improved and so did the operating results of many of Tubby's franchised restaurants. Although weather can be a factor in the sales of the Company's products, the Company does not consider this business to be seasonal.

In addition to the local economy, the Quick Service Restaurant Industry (QSR) business is experiencing renewed customer demand and increased levels of business. Further, the demand for new Franchisees and new stores has increased since 1993. Since the last quarter of fiscal year-end 1993, the Company has experienced renewed demand from prospective Franchisees.

Results of Operations

Comparison of the years ended November 30, 1996 and 1995 Tubby's and its consolidated subsidiaries experienced a decrease in 1996 Total Revenue of $539,105 or 14.7%. The Company earned net income of $117,357 in 1996 versus net income of $274,439 in 1995. This decrease in revenues is primarily attributable to lower food sales resulting from the sale of (2) Tubby's Express restaurants and the closing of three (3) Tubby's Express restaurants in 1995. Tubby's opened one new Company owned store and reacquired one store in the third and fourth quarters of 1996. Food sales from these stores were $74,933 in 1996 or 9.4% of 1996 Food Sales. Prior year food sales resulting from the five (5) Tubby's Express restaurants totaled $476,688 or 37.1% of 1995 food sales.

Operating Income in 1996 derived from Food Sales decreased by $126,508 or 37.7% from 1995. Operating Income from Food Sales was approximately the same in 1995 and in 1996. Management believes that Operating Income derived from Company owned restaurants in 1997 will increase as a result of a restructuring of management regarding the overseeing of these restaurants. Early indications suggest that Food Sales from Company owned stores are improving while related Cost of Food Sales are decreasing.

Monthly Franchise and Advertising Fees remained relatively constant in 1996. The negligible decrease from a total of $1,231,752 in 1995 to $1,229,056 in 1996 resulted from reduced estimates of fees expected from new and existing Tubby's Sub Shops.

Initial Franchise Fees decreased by 10.0% or $13,125 in 1996. Initial fees in 1995 consisted of amounts received from three (3) new franchisees and fees received from ten (10) franchisees who either transferred ownership of existing Tubby's Sub Shops or open additional restaurants at reduced licensing fees. Initial fees in 1996 consisted of amounts received from two (2) new franchisees and fees received from thirteen (13) franchisees who either transferred ownership of existing Tubby's Sub Shops or open additional restaurants at reduced licensing fees. Initial licensing fees for Tubby's Sub Shops opened pursuant to a DA Agreement and stores opened by existing franchisees are at reduced fees.

The Company experienced a minor increase in Equipment & Restaurant Sales of $7,676 or 1.3%. With the addition of a new individual, whose responsibilities encompass equipment and restaurant sales, to the Company's management team in late 1994, the gross profit from this activity has dramatically increased. In 1995, gross profit increased to $74,136 or 12.3% of sales. In 1996, gross profit again increased to $84,059 or 13.8% of sales. The growth of Equipment & Restaurant Sales in 1997 is expected to continue as restaurants are opened pursuant to the various Development Agent Agreements already entered into by the Company.

Commissions & Other Fees are comprised of vendor rebates and rental income of existing Company owned franchised Tubby's Sub Shops. Vendor rebates decreased in 1996 by $57,077 or 15.3% as compared to 1995. This decline resulted primarily from timing differences in the recognition of vendor rebates. Rental income increased by $13,822 or 36.0% as compared to 1995. The increase in rental income resulted from the rental, in July of 1996, of a newly acquired existing Tubby's Sub Shop to a franchisee. This stand alone, drive-thru restaurant with improvements was acquired by the Company for cash payments totaling $191,800. Annual income of $28,200 is expected from the rental of this location.

Interest Income increased by $2,660 or 2.9% in 1996. Management anticipates that interest income will decrease in 1997 as Tubby's growth accelerates. The Company's working capital is utilized, on a short term basis, to finance the new construction and equipment of franchised restaurants during the construction phase. Upon the completion of a new restaurant, the franchisee is invoiced for the construction, equipment costs and a profit margin. As the pace of new restaurant construction accelerates; additional amounts of working capital will be utilized and interest income will decrease, as a result. Interest Expense decreased in 1996 by $9,229 or 24.6% when compared to 1995. Management expects this trend to continue in 1997 as long-term debt continues to decrease. Management has continued to exercise fiscal restraint by not incurring additional debt in 1996 and does not anticipate incurring additional debt in 1997, either.

The Provision for Estimated Loss on Disposal of a Tubby's Express Restaurant in 1995 reflected a charge of $29,090 which management expected to be incurred during the closing of this restaurant. Gain (Loss) on the Sale of Fixed Assets in 1996 of $5,880 reflects the additional loss incurred in the closing of this Tubby's Express restaurant in December, 1995. The Gain (Loss) on the Sale of Fixed Asset in 1995 of $49,704 reflects gain on the sale of a Company owned restaurant and the loss incurred on the closing and/ or sale of four unprofitable Tubby's Express restaurants.

Liquidity and Capital Resources

Cash and Equivalents combined with Investments decreased by $287,240 as compared to 1995. The issuance of 450,000 shares in 1996 generated $56,250 in cash while the acquisition of property and equipment utilized $462,155 in cash. Increases to Prepaid Expenses of $65,506, and Inventories of $67,965 utilized a total of $133,471 of cash.

Cash Flows From Operating Activities Was $46,509 in 1996

        Operating Activities Creating Significant Cash Inflows:

      o       Net Income of $117,357.
      o Non-cash adjustments to the Net Income included Depreciation & Amortization for 1996 of $105,226.
      o       Increases in Accounts Payable of $26,457.

        Operating Activities Creating Significant Cash Out Flows:

      o       Accounts Receivable increased by $11,596.
      o Increase in Inventories of $67,965 relates primarily to a increase in equipment inventoried for future use in new restaurants of $14,249, a increase of food items inventoried for sale in company owned stores of $8,341, and a increase in construction-in-progress of new franchised restaurants of $45,376.

      o Increase in Prepaid Expenses and Other by $65,506 relates primarily to prepaid Federal Income Taxes of $10,000, vendor payments of $18,000, and franchise development expenses of about $29,000.

      o       Accrued Liabilities and Joint Venture decreased by $19,344.

      o Decrease in Deferred Revenues of $44,000 resulted from the realized sales of franchise fees resulting from the opening of new franchised restaurants and vendor rebates realized but received in a previous year.

Cash Flows Used By Investing Activities Was $186,371 in 1996

        Cash Flows From Investing Activities:
      o       Sales of Investments generated $154,290.
      o Net Proceeds From Sale Of Property & Equipment in the amount of $13,500 reflects the sale and disposal of a Tubby's Express restaurant.
      o Payments and Other Changes in Notes Receivable resulted in a $134,936 increase in cash.

        Cash Used In Investing Activities:
      o       Purchase of Certificate of Deposit and Investments utilized
               $25,000.
      o Purchase of Property and Equipment of $462,155 including a newly constructed Company owned and operated Tubby's Sub Shop costing $91,132, a recently reacquired Tubby's Sub Shop costing $107,000, and the building, land and improvements of a franchisee operated Tubby's Sub Shop costing $191,800.

Cash Flows From Financing Activities decreased by $17,788

        Items Creating Cash In Flows:
      o       Proceeds From Issuance of Capital Stock  of $56,250.
        Cash Used In Financing Activities:
      o Payments of Long-Term Debt of $74,038 relates to principal reduction on notes owed by the Company.

Other Liquidity Related Items

To generate sufficient cash flow to meet the needs of the Company, the Company must continue to operate profitably. In order for this to occur, Company owned restaurants must operate profitably and new stores must be added to the system.

During fiscal year 1994, Tubby's concentrated on a "back to basics" approach to its business. The Company concentrated on eliminating unprofitable operations, consolidating administrative functions and development of new sub shop franchises. With a leaner and more focused management team, the Company was able in 1995 to concentrate on its core business of franchising Tubby's Sub Shops and becoming profitable. In 1996, the Company continued its focus on its core business of franchising Tubby's Sub Shops while remaining profitable. The Company used 1996 as the year to become a national chain of franchised restaurants rather then a regional chain as it had been in previous years. The Company initiated four DA Agreements that when completed, as anticipated, will generate an additional one hundred (100) locations and was present at numerous national franchising related events.

Additionally, expense control remains a critical element leading to the continued profitability of the Company. Management is continuing its ongoing review of expenses and is initiating cost reductions where appropriate. In the fourth quarter of the 1994 fiscal year management initiated significant salary and expense reductions--the full benefit of which is still being realized.

The Company does not anticipate that the legal proceedings discussed in Item #3 will have a material impact on liquidity.

During 1997, the Company has identified several items which will impact cash flow and the liquidity of the Company. Those items are:

Items Creating Cash Inflows

      o In the first quarter of 1997, the Company expects to complete those locations that were under construction at the end of 1996 and realize $59,114 in cash from the respective sales at that time.

      o The Company expects to sell, in 1997, two of its Company owned stores acquired during 1996. If these sales are completed, the Company will realize about $200,000 in cash.

      o The Company anticipates the construction and opening of as many as fourteen (14) new restaurants in the first two quarters of 1997. If these restaurants open as planned, the company will realize income from the sale of equipment of about $13,000 of each store. The Company will also receive initial licensing fees, and ongoing monthly royalty and advertising fees.

      o The Company also has sufficient equipment inventory (see footnote #3 of the Consolidated Financial Statements) to meet some of the needs of the new Franchisees entering the system. Based on the existing commitments for new Franchisees, the Company anticipates that it will convert most of its existing inventory to cash in the 1997 year.

Items Creating Cash Outflows

   o At November 30 ,1996, the Company had ten (10) restaurants at various stages of construction. These new locations will require significant additional expenditures before completion. The Company expects to sell these restaurants upon their completion and recoup its investments in these locations.
            The Company believes that it has sufficient liquidity to complete these restaurants.

    o Other new Tubby's Sub Shops, as they are acquired by franchisees, may be constructed by the Company. The approximate cost for each restaurant is $100,000. The Company believes that the cost of each restaurant can be financed with a combination of internal funds and bank financing, if necessary.

As a result of the above sources and uses of cash and the expected continued cash flows, the Company believes it has sufficient liquidity to meet the needs of the Company in 1997. The Company maintains a $250,000 line of credit with a local financial institution to meet short term financial needs. Management believes that as a result of its "back to basics" approach, the recognition of these reoccurring items, and the ongoing reduction in operating expenses, the Company's operations will continue to improve in 1997.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed Of," which provides guidance on how and when impairment losses are recognized on long-lived assets. The

Company will adopt this statement December 1, 1996 and does not expect it to have a material impact on the Company.

The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the proforma net income and earnings per share, determined as if the fair value based method had been applied. The Company will adopt this statement December 1, 1996 and continue to apply APB Opinion No. 25.

Impact of Inflation

The Company does not believe inflation has had a material impact on earnings during the past several years. The Company has demonstrated an ability to manage its assets, adjust retail prices, and use long-term debt for real estate holdings - made less expensive by inflation - and take such other steps as necessary to mitigate the effects of inflation.

ITEM 7.    FINANCIAL STATEMENTS

                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS




                                                        November 30,
                                                    1996            1995
                                                    ----            ----
ASSETS
Current Assets
    Cash and equivalents                       $   793,494      $  951,144
    Certificate of deposit                         100,000         100,000
    Marketable securities                           25,000         154,590
    Accounts receivable - trade,
      less allowance for doubtful
      accounts of $20,850 and $48,512
      in 1996 and 1995                             245,267         233,671
    Notes receivable                                72,091         139,517
    Inventories                                    102,805          34,840
    Prepaid expenses and other                     110,644          45,138
                                               -----------      ----------

Total Current Assets                             1,449,301       1,658,900
                                               -----------      ----------

Property and Equipment
    Land                                           325,347         253,623
    Building and improvements                      693,347         460,181
    Equipment                                      440,705         387,013
    Furniture and fixtures                         219,464         118,104
    Vehicles                                        15,009          15,009
                                               -----------      ----------

                                                 1,693,872       1,233,930
    Less accumulated depreciation                  654,255         560,381
                                               -----------      ----------


Net Property and Equipment                       1,039,617         673,549
                                               -----------      ----------

Net Assets Held for Disposal                            --          17,843
                                               -----------      ----------


Other Assets
    Goodwill, less amortization of
      $68,045 and $57,369 in 1996 and
      1995                                         338,241         346,675
    Notes receivable, less allowance for
       doubtful accounts of $5,894 and
       $142,209 in 1996 and 1995                   505,380         572,890
                                               -----------      ----------

Total Other Assets                                 843,621         919,565
                                               -----------      ----------

                                               $ 3,332,539      $3,269,857
                                               ===========      ==========



      See accompanying summary of accounting policies and notes to consolidated financial statements.



                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                    November 30,
                                                    1996         1995
                                                    -----       -----
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current Liabilities
    Accounts payable                           $   189,929    $   163,472
    Accrued Liabilities
        Compensation                                21,075         36,127
        Other                                       13,305         17,597
    Deferred Revenue                                87,000         77,000
    Long-term debt due in one year                 266,825        270,427
                                               -----------    -----------

Total Current Liabilities                          578,134        564,623

Deferred Revenue                                    40,000         94,000

Long Term Debt, less amounts due in one year       175,770        246,206
                                               -----------    -----------

Total Liabilities                                  793,904        904,829
                                               -----------    -----------

Stockholders' Equity
    Common stock, $.001 par value,
     60,000,000 shares
     authorized, 25,831,131 issued and
     outstanding 25,381,131 shares
     in 1995)                                    25,832         25,382
    Additional paid in capital                   3,485,844      3,430,044
    Retained earnings (deficit)                   (973,041)    (1,090,398)
                                               -----------    -----------

Total Stockholders' Equity                       2,538,635      2,365,028
                                               -----------    -----------


                                               $ 3,332,539    $ 3,269,857
                                               ===========    ===========

      See accompanying summary of accounting policies and notes to consolidated financial statements.


                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS







                                               Year Ended November 30,
                                                   1996        1995
                                                   ----        ----
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
Revenues
    Food Sales                               $    796,990    $  1,284,695
    Franchise Fees
        Monthly                                   659,074         661,160
        Initial                                   118,250         131,375
    Equipment and restaurant sales                611,064         603,388
    Advertising fees                              569,982         570,592
    Commissions and other fees                    367,856         411,111
                                             ------------    ------------

Total Revenues                                  3,123,216       3,662,321
                                             ------------    ------------

Costs and Expenses
    Operating expenses                          1,942,490       2,052,152
    Cost of food sales                            588,257         949,454
    Cost of equipment and restaurant sales        527,005         529,252
                                             ------------    ------------

Total Costs and Expenses                        3,057,752       3,530,858
                                             ------------    ------------

Operating Income                                   65,464         131,463
                                             ------------    ------------

Other Income (Expense)
    Interest income                                94,899          92,239
    Interest expense                              (28,235)        (37,464)
    Gain (loss) on sale of fixed assets            (5,880)         49,704
    Provision for estimated loss on
     disposal of restaurants                         --           (29,090)
    Miscellaneous                                  (8,891)         67,587
                                             ------------    ------------

Total Other Income                                 51,893         142,976
                                             ------------    ------------

Net Income                                   $    117,357    $    274,439
                                             ============    ============

Earnings Per Share                                   .005            .011
                                             ============    ============

Common Shares Outstanding (Average)            25,567,197      23,934,376
                                             ============    ============


      See accompanying summary of accounting policies and notes to consolidated financial statements.

                     TUBBY'S, INCORPORATED & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                  COMMON               ADDITIONAL    RETAINED
                                  STOCK                 PAID-IN      EARNINGS
                                  SHARES     AMOUNT     CAPITAL      (DEFICIT)        TOTAL
                                ---------    ------    ----------   -----------    --------
Balance, at December 1, 1994    19,631,131   $19,632   $2,975,794   $(1,364,837)   $1,630,589

Issuance of common stock         5,750,000     5,750      454,250          --         460,000

Net income                            --        --           --         274,439       274,439
                                ----------   -------   ----------   -----------    ----------




Balance, at November 30, 1995   25,381,131    25,382    3,430,044    (1,090,398)    2,365,028

Issuance of common stock           450,000       450       55,800           --         56,250

Net income                            --        --           --         117,357       117,357
                                ----------    ------   ----------   -----------    ----------

Balance, at November 30, 1996   25,831,131   $25,832   $3,485,844   $  (973,041)   $2,538,635
                                ==========   =======   ==========   ===========    ==========


      See accompanying summary of accounting policies and notes to consolidated financial statements.




                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Year Ended November 30,
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                           1996       1995
                                                                 --------     --------
Cash Flows From Operating Activities
    Net income                                                   $ 117,357    $ 274,439
    Adjustments to reconcile net income to net
       cash provided by operating activities
        Depreciation and amortization                              105,226      124,655
        Provision for estimated loss on disposal of restaurant        --         29,090
    Loss (gain) on sale of fixed assets                              5,880      (49,704)
    Increase (Decrease) In Cash Due to Changes In
        Accounts receivable                                        (11,596)    (142,582)
        Inventories                                                (67,965)      28,775
        Prepaid expenses and other                                 (65,506)     (30,496)
        Accounts payable                                            26,457        1,919
        Accrued liabilities                                        (19,344)     (24,006)
        Deferred revenues                                          (44,000)     (30,875)
                                                                 ---------    ---------

Net Cash Provided by Operating Activities                           46,509      181,215
                                                                 ---------    ---------

Cash Flows From Investing Activities
    Sale of certificate of deposit and marketable securities       154,590         --
    Purchase of marketable securities                              (25,000)    (254,590)
    Purchase of property and equipment                            (462,155)      (5,621)
    Net proceeds from sale of property and equipment                13,500      247,300
    Other assets                                                    (2,242)      21,416
    Payments on note receivable                                    133,899      128,648
    Other changes in notes receivable                                1,037         --
                                                                 ---------    ---------

Net Cash (Used In) Provided by Investing Activities               (186,371)     137,153
                                                                 ---------    ---------

Cash Flows From Financing Activities
    Payments on long-term debt                                     (74,038)     (94,930)
    Proceeds from issuance of capital stock                         56,250      380,000
                                                                 ---------    ---------
Net Cash (Used In) Provided by Financing Activities                (17,788)     285,070
                                                                 ---------    ---------

Net (Decrease) Increase in Cash                                   (157,650)     603,438
Cash and Equivalents, at beginning of period                       951,144      347,706
                                                                 ---------    ---------

Cash and Equivalents, at end of period                           $ 793,494    $ 951,144
                                                                 =========    =========


      See accompanying summary of accounting policies and notes to consolidated financial statements.

                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              NOVEMBER 30, 1996


1.   SUMMARY  OF  ACCOUNTING  POLICIES

     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Tubby's Inc., its wholly-owned subsidiaries and its fifty-one percent partnership interest in the McTub Company (Tubby's Express).
     Intercompany balances and transactions have been eliminated.

     Natures of Operations
     The Company's and its subsidiaries' revenue is derived from: (1) franchise and advertising fees for the rights to operate sit down and carry-out restaurants specializing in submarine sandwiches, hamburgers or steak sandwiches, pizzas or ice cream; (2) food sales at Company owned stores; (3) equipment sales to franchisees; and (4) vendor commissions and rebates. The Company and its franchisees operate restaurants in Michigan, Ohio and New Jersey.

     Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, certificates of deposit, marketable securities and accounts and notes receivable. At times such cash and equivalents in banks are in excess of the respective financial institution's FDIC insurance limit. The Company attempts to minimize credit risk by reviewing all franchisees' credit history before extending credit and by monitoring franchisees' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on accounts and notes receivable, when necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company also establishes an allowance for possible losses, when necessary, for declines in market value of its marketable securities.

     Fair Values of Financial Instruments
     The carrying amounts of cash, cash equivalents, certificates of deposit, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

     The carrying amounts of the long-term debt issued pursuant to the Company's credit agreements approximate fair value because the interest rates on these instruments approximate market rates.

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

     Cash and Equivalents and Certificate of Deposit

     Cash and equivalents consist of cash, certificates of deposit, money market funds, U.S. Treasury bills and commercial paper with maturity dates not exceeding three months.

     Certificates of deposit with maturity dates exceeding three months are separately classified on the balance sheet.

     Inventories
     Inventories include food and equipment held for resale to franchisees. Inventories are stated at the lower of cost (primarily on a specific identification basis) or market.

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is computed over the useful lives of the assets ranging from 5 to 19 years, using the straight-line method. Depreciation expense was $94,550 and $114,655 in 1996 and 1995, respectively.

     Goodwill
     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at acquisition. The Company amortizes goodwill over periods not exceeding 40 years. The Company reviews goodwill for impairment based upon the estimated undiscounted cash flows over the remaining life of the goodwill. If necessary, impairment will be measured based on the difference between undiscounted cash flows and the book value of the related goodwill.

     Revenue Recognition
     Monthly franchise and advertising fees are recognized based on the franchisees' sales as earned, except where collection is not deemed probable.

     Initial franchise fees and fees from Area Development Agreements (ADA's) and Development Agent Agreements (DA Agreements) are deferred until the Company has substantially met its obligations under the franchise agreement, which is generally at the time the store is opened. Deferred revenues under ADA's and DA Agreements are recognized as revenue on a pro rata basis as each store opens.

     Advances under vendor rebate agreements are deferred and recognized as revenue over the term of the agreements.

     Advertising Costs
     The Company expenses the cost of advertising as incurred. Advertising expense was approximately $582,000 and $659,000 in 1996 and 1995, respectively.

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

     Earnings Per Share
     The computation of earnings per share is based on the weighted average number of outstanding common shares and equivalents. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in years where there are earnings. The weighted average number of shares outstanding was 25,567,197 and 23,934,376 for 1996 and 1995, respectively.

     Recent Accounting Pronouncements
     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed of, which provides guidance on how and when impairment losses are recognized on long-lived assets. The Company will adopt this statement December 1, 1996 and does not expect it to have a material impact on the Company.

     The FASB has issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for stock-based compensation plans. This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the proforma net income and earnings per share, determined as if the fair value based method had been applied. The Company will adopt this statement December 1, 1996 and continue to apply APB Opinion No. 25.

     Reclassifications
     Certain 1995 balances have been reclassified for purposes of comparison.

2.   MARKETABLE SECURITIES

     The Company has classified its marketable debt into held-to-maturity and available-for-sale categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains or losses reported as a component of stockholders' equity. During each of the fiscal years and as of November 30, 1996 and 1995, there were no realized or unrealized gains or losses reported as cost approximated fair value.

     The following information pertains to marketable equity and debt securities at November 30, 1996 and 1995.


                                    Aggregate      Unrealized Holding     Aggregate
                                    Fair Value     Gains and Losses       Cost Basis
                                  ------------     ----------------       ----------------
                                  1996     1995        1996  1995         1996      1995
                                  ----     ----        ----  ----         ----      ----
Available for Sale
     securities
     (corporate bonds
      and bond fund)             $25,000   $ 55,005      --   --          $25,000   $ 55,005
Held to maturity
     securities
     Corporate debt securities      --       99,585      --   --             --       99,585
                                 -------   --------      --- ---          -------   --------
   TOTAL                         $25,000   $154,590      --   --          $25,000   $154,590
                                 =======   ========      === ===          =======   ========


        At November 30, 1996, corporate bonds included in available-for-sale securities have contractual maturities exceeding ten years.

3.   INVENTORIES

        Inventories at November 30, 1996 and 1995 are summarized as follows:

                                              1996        1995
                                              ----        ----
               Equipment                  $  80,994     $21,370
               Food and paper goods          21,811      13,410
                                             ------      ------
                                           $102,805     $34,840
                                            =======      ======

4.   NOTES  RECEIVABLE

        The Company measures its estimates of impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The 1996 adoption of SFAS No. 114 and No. 118 did not have a material impact on the consolidated financial statements. Interest income on impaired loans is recognized only when payments are received.

        Notes receivable consisted of the following at November 30, 1996 and 1995.


                                                                           1996       1995
                                                                           ----       ----
               Note receivable, due in monthly installments
                  with interest at 10%, collateralized by a second
                  mortgage on property, maturing in 2007                 $347,629    $364,818
               Various notes receivable, due in monthly
                  installments with interest at various interest
                  rates up to 12%, collateralized by equipment
                  maturing through 2001                                   229,842     347,589
                                                                          -------     -------

                                                                          577,471     712,407
               Less amounts due within one year                            72,091     139,517
                                                                          -------     -------

               Total Notes Receivable - Noncurrent                       $505,380    $572,890
                                                                          =======     =======

        The Company's recorded investment in impaired loans totaled $49,000, with $6,000 of related credit loss allowance, in 1996 and $228,000, with $142,000 of related credit loss allowance, in 1995. At November 30, 1996, $43,000 of impaired loans had no credit loss allowance. The decrease in the Company's recorded investment and credit loss allowance in 1996 is primarily due to direct write-downs charged against the allowance and payments received. The average recorded investment in impaired loans during 1996 was $139,000, with no related interest income recognized.

5.   REVOLVING  CREDIT  AGREEMENT

        In November 1995, the Company entered into a $250,000 line-of-credit with a bank with interest payable at the bank's prime rate plus one-half percent (8.75% at November 30, 1996). Short-term borrowings are due on demand and are secured by a blanket lien on all assets of the Company and a pledged $100,000 certificate of deposit, as well as a requirement to maintain a $100,000 of collected funds in the Company's checking accounts. No borrowings were outstanding under the line-of-credit at November 30, 1996 and 1995. Subsequent to year end, the Company replaced this line-of-credit with a line-of-credit agreement from another bank. The new line-of-credit agreement contains substantially the same terms except the requirement to maintain $100,000 of collected funds is eliminated.

6.   LONG-TERM  DEBT

        Long-term debt consisted of the following at November 30, 1996 and 1995.

                                                                          1996     1995
                                                                        --------    --------
               Notes payable in equal monthly installments of
                  $3,140, plus certain balloon payments
                  (includes $200,000 due a stockholder)
                   through September, 2000, with interest
                   up to 12.0%                                          $242,034    $276,804

               Mortgage notes payable in equal monthly
                  installments of $3,058 through February,
                  2002, with interest ranging from the
                  bank's prime rate plus 1% to 9.25%,
                  reflects refinancing discussed below                   180,704     204,241

               Other obligations payable in equal monthly
                  installments of $1,660 through November
                  1998, with interest of up to 19%                        19,857      35,588
                                                                         -------     -------
                                                                         442,595     516,633
               Less amounts due within one year                          266,825     270,427
                                                                         -------     -------
                                                                        $175,770    $246,206
                                                                         =======     =======

        A mortgage note totaling $152,500 at November 30, 1996, was refinanced in January 1997. The new note requires monthly principal payments plus interest at 9.25% through February 2002, at which time the remaining balance is due. In accordance with the refinancing, a total of approximately $142,800 due pursuant to the note was classified as long-term at November 30, 1996. The Company has pledged substantially all of its property and equipment as collateral for repayment of debt.

        Annual maturities of long-term debt are as follows:

                                       1997                  $266,825
                                       1998                    33,983
                                       1999                    17,352
                                       2000                    15,906
                                       2001                    13,700
                                       Thereafter              94,829
                                                             --------
                                                             $442,595

7.   RELATED  PARTIES

        Three founding stockholders of the Company are directors, two of whom are also officers. These stockholders own approximately 27% of the outstanding common stock. In addition to their responsibilities to the Company, they also own and operate six franchised Tubby's restaurants. The following is a summary of activity with these stockholders and their restaurants as of and for the years ended November 30, 1996 and 1995.



                                                                           1996              1995
                                                                         ---------      ---------
               Accounts receivable                                       $   26,262     $   25,618
               Notes receivable, due in quarterly installments
                  plus interest at 9%, due September, 1997                   24,436         97,347
               Franchise and advertising fees                               150,215        165,136
               Interest income                                                3,401          7,450


        On April 1, 1995, the Company acquired an existing Tubby's restaurant and inventory from a current officer and director of Tubby's Inc. in exchange for 1,000,000 shares of restricted common stock valued at $80,000.

        Notes receivable, related party consisted of the following at November 30, 1996 and 1995.

               Due from related parties                          $ 24,436       $ 97,347
               Less amounts due within one year                   (24,436)       (21,918)
                                                                 --------       --------
               Total Long-Term Notes Receivable                  $     -        $ 75,429
                                                                 ========       ========

8.   INCOME  TAXES

        Significant components of deferred tax assets and liabilities consist of the following at November 30, 1996 and 1995.

               Deferred Tax Assets (Liabilities)                      1996     1995
               ---------------------------------                      ----     ----
               Net operating loss carry-forwards                   $ 725,000      $ 725,000
               Allowance for doubtful accounts                        10,000         65,000
               Deferred revenue                                       43,000         58,000
               Depreciation                                           13,000         10,000
               Other                                                 (30,000)       (34,000)
                                                                   ---------      ----------

               Net Deferred Tax Asset                                761,000        824,000

               Valuation allowance on net deferred tax asset        (761,000)      (824,000)
                                                                    --------       ---------
               Deferred Taxes                                      $    --        $      --
                                                                   =========      =========

        The following reconciles the expected income tax rate to the effective income tax rate.

                                                                    1996           1995
                                                                    ----           ----
               Income taxes (benefit) at federal statutory rate     34.0%          34.0%
               Valuation allowance adjustment                      (53.7)         (39.5)
               Non-deductible goodwill and entertainment
                  expenses                                          14.6            5.5
               Other                                                 5.1             --
                                                                    ----           ----
               Effective Tax Rate                                    -- %           --%
                                                                    ====           ====

        The Company has acquired net operating loss carry-forwards of approximately $1,250,000 which are available to offset future taxable income. However, to the extent such loss carry-forwards are utilized to reduce future taxable income, the related tax benefit will first be credited to goodwill until fully eliminated and then to income (the Company did not have taxable income in 1996 or 1995). Utilization of these losses is limited based on the taxable income generated by the activity that generated these losses and the carry-forwards expire beginning in 1999.

        The Company also has net operating loss carry-forwards for tax purposes of approximately $877,000 relating to losses incurred subsequent to the SYF acquisition which expire beginning in 2006, through 2009.

9.   STOCK  ISSUANCES  AND  STOCK  OPTION  PLAN

     On January 17, 1995, the Board of Directors authorized the sale of 5,000,000 shares of common stock through private placements at $.08 per share and, on February 28, 1995, amended the authorization to increase the number of shares to 5,750,000. On February 28, 1995, the Company sold 5,750,000 shares. Total proceeds are as follows:

               Cash (1)                      $380,000
               Tubby's Sub Shop (2)            80,000
                                             --------
               Total Proceeds                $460,000
                                             --------

                            (1) The sale of 2,750,000 shares to three unrelated investors and the sale of 2,000,000 shares to officers/directors resulting in total cash proceeds of $380,000.

                            (2) The sale of 1,000,000 shares of Tubby's Inc.'s common stock to a director/officer in exchange for all the stock of P.T.P., Inc. a Michigan corporation, which owns and operates one Tubby's Sub Shop valued at $78,500 plus inventory valued at $1,500, which was determined based upon historical valuation methods used with outside franchisees. The Company took possession of this restaurant effective April 1, 1995.

     The Company has stock option plans under which key employees may be granted options to purchase a specific number of shares of the Company's stock. Options are subject to the terms of each plan.

     As of November 30, 1996, 2,833,833 shares were reserved under the Incentive Stock Option Plan and 833,000 were reserved under the non-statutory Incentive Stock Option Plan. A summary of the options is as follows:

                                                                       1996        1995
                                                                       ----        ----
        Incentive Stock Option Plan
           (option prices range from $.16 to $.84 per share)
             Outstanding, at beginning of year                         579,667     617,167
             Granted during the year (at $.125 to $.1875 per share)    550,000     200,000
             Expired (at $.15 to $.40 per share)                       (75,000)   (237,500)
             Exercised (at $.125 per share)                           (450,000)

        Outstanding, at end of year


           (option prices range from $.16 to $.84 per
             share, 200,000 shares exercisable at
             November 30, 1996)                                        604,667     579,667
                                                                       -------     -------

        Non-Statutory Incentive Option Plan
               (option price is $.36 per share)

        Outstanding and Exercisable, at beginning and end of year      200,000     200,000
                                                                       -------     -------

10.  OPERATING  LEASES

        The Company leases buildings, equipment, and restaurant space under various operating leases. The future minimum rental payments, under all operating leases containing minimum annual rental payments, are as follows:

               1997          $  93,501
               1998             76,540
               1999             44,370
               2000             30,560
               2001             14,300
                              --------
                              $259,271
                              ========

        Total rent expense under the operating leases was approximately $129,000 and $153,000 for 1996 and 1995, respectively.

11.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION

               Cash paid during the year for:

               Year Ended November 30,               1996           1995
                                                     ----           ----
               Interest                            $28,235        $37,464
               Income taxes                         10,000         -

       Non-Cash Investing and Financing Activities
       In 1995, the Company exchanged 1,000,000 shares of Tubby's Inc. common stock for a Tubby's Sub Shop valued at $78,500 plus inventory valued at $1,500.

12.  ASSETS  HELD  FOR  DISPOSAL

        The net assets held for disposal consisted primarily of:

                                                              1996         1995
                                                            ------         ----
               Net property and equipment                   $    0     $ 46,933
               Reserve for estimated loss on disposal       $    0     $(29,090)
                                                            ------     --------
               Net Assets Held for Disposal                 $    0     $ 17,843
                                                            ======     ========

       Revenues from the Tubby's Express restaurant disposed of totaled approximately $199,000 in 1995.


13.  LITIGATION

        On August 17, 1995, a civil action was commenced against the Company in the United States District Court for the Eastern District of Michigan. Patrick J. McCourt, as Trustee of the Patrick J. McCourt Trust and as President of McCourt Corporation, purchased restricted shares of Tubby's common stock pursuant to private placements in June, July and November of 1993 and formed the McTub Company, a general partnership with Tubby's in August of 1993 for the purpose of owning and operating certain quick-service restaurants originally under the name "Cafe Express." Plaintiffs' complaint sought recision of those transactions and, in connection therewith, alleged violation of federal securities regulations, fraudulent misrepresentation, violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), dissolution of partnership and accounting, violation of Michigan Securities Act, and Michigan's Franchise Investment Law. Plaintiffs purchased a total of 1.5 million shares at 25(cent) per share for a total purchase price of $375,000 and plaintiffs' total investment in the McTub Company was approximately $400,000. The Company filed an answer in which it denied liability to plaintiffs. In addition, the Company filed a cross-claim against the McTub Company seeking a declaratory judgment that the Company is entitled to a distribution in the amount of $105,000 prior to any other distributions that may be made by that Company. After the close of discovery, the Company filed motions for summary judgment of plaintiffs' securities fraud claims and to dismiss plaintiffs' RICO claims, which the Court granted in July of 1996. The Court also granted the Company's motion to dismiss all of plaintiffs' remaining claims, which asserted claims under state law, without prejudice. Thereafter, orders were entered granting judgment in the Company's favor with regard to plaintiffs' securities fraud claims and dismissing plaintiffs' RICO claims, with prejudice, and dismissing all of plaintiffs' remaining claims, without prejudice.

        Thereafter, plaintiffs commenced an action in the Circuit Court for the County of Oakland (the "Oakland County Action"). In the Oakland County Action, plaintiffs assert the same allegations of "fraud" that were asserted and dismissed in the federal action but are only seeking recision of the McTub Partnership Agreement and/or money damages in connection with the formation of that partnership. This case does not involve any "securities" claims regarding the shares of common stock purchased by McCourt. The Company filed an answer denying liability, a counter-complaint in which it asserts a claim for fraud against McCourt, and a cross-claim against the McTub Company seeking certain declaratory relief in connection with loans to the partnership that were procured by its partners. Also, the Company filed an action in the Circuit Court for the County of Macomb, in which it asserted a claim for dissolution of the partnership (the "Macomb County Action"). That action is going to be transferred to the Circuit Court for the County of Oakland and should be consolidated with the Oakland County Action. The Company is unable at this time to estimate the probability of a successful conclusion to the litigation or to estimate the possible loss to the Company if it is not successful.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






The Board of Directors
Tubby's, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Tubby's, Inc. and Subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tubby's, Inc. and Subsidiaries at November 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                       /s/ BDO Seidman, LLP

                           BDO Seidman, LLP



Troy, Michigan
January 21, 1997

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Directors and Executive Officers of the Registrant

All of the executive officers of Tubby's as of February 13, 1997, are shown below. Each of the executive officers has a term of office until the June, 1997 Board of Directors meeting.

   NAME                   POSITION HELD WITH REGISTRANT              AGE
   ----                   -----------------------------              ---
   Robert M. Paganes      President and Chief Executive Officer       40
   Peter T. Paganes       Vice President                              54
   Vincent J. Tatone      Secretary                                   40
   Melvyn Erdos, CPA      Treasurer and  Chief Financial Officer      48

Messrs. Paganes are brothers and shareholders of the Company. There are no other relationships among the executive officers.

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


ITEM 13.   EXHIBITS AND REPORTS ON 8K
                                                                        Page
                                                                        ----
        (a)    Documents filed as a part of this report:

        (1)    Financial Statements:

               Consolidated Balance Sheets as of
               November 30, 1996 and 1995..............................17, 18

               Consolidated Statements of
               Operations for the Years Ended
               November 30, 1996 and 1995..................................19

               Consolidated Statements of
               Shareholders' Equity for the
               Years Ended November 30, 1996
                and 1995...................................................20

               Consolidated Statements of Cash
               Flows for the Years Ended
               November 30, 1996 and 1995..................................21

               Notes to Consolidated
               Financial Statements........................................22

               Report of Independent Auditors..............................31

        (b)    Reports on Form 8-K
               There were no reports on
               Form 8-K filed during the
               year ended November 30, 1996.

        (c)    Exhibits:

               Name/Type of Exhibit
               21......Subsidiaries of the registrant
               23......Consent of independent certified public accountants


                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                      TUBBY'S, INC.



                      /s/ Robert M. Paganes
                      -----------------------
                      By:   Robert M. Paganes
                      Its:  President & Chief Executive Officer



                       /s/ Melvyn Erdos
                       ------------------
                       By:   Melvyn Erdos
                       Its:  Treasurer & Chief Financial Officer




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


SIGNATURE                      TITLE                                     DATE

/s/ Peter T. Paganes    Chairman of the Board,                       02/27/97
    ----------------
    Peter T. Paganes    Vice-President

/s/ Robert M. Paganes   President, Chief Executive Officer,          02/27/97
    ----------------
    Robert M. Paganes    Director

/s/ Vincent J. Tatone   Secretary, Director                          02/27/97
    -----------------
    Vincent J. Tatone

/s/ John M. Fayad       Director                                     02/27/97
    -------------
    John M. Fayad