Form 10KSB/A
period 1996-11-30
TUBBYS INC
filed 1997-03-31
CIK 725398

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

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
              See Items 9,10,11, and 12 of this Form 10-KSB/A-1




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

        Outstanding, at end of year

                                     -27-


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

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There were seven (7) meetings of the Board of Directors held during the past fiscal year. Each director attended at least seventy-five percent of the meetings of the Board of Directors during the fiscal year ended November 30, 1996.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth compensation awarded to, earned by or paid to the Company's President and Chief Executive Officer. No other officer of the Company earned a salary and bonus of more than $100,000 during the Company's fiscal year ending November 30, 1996. The Company did not grant any options, restricted stock awards or stock appreciation rights, nor pay compensation that would qualify as "All Other Compensation", nor did the Company make payments to any Executive Officer earning an annual salary or bonus in excess of $100,000, which may be categorized as "Other Annual Compensation" or "LTIP Payouts", during the Company's fiscal year ended November 30, 1996.

NAME & PRINCIPAL POSITION            FISCAL YEAR        SALARY ($)
-------------------------            -----------        ----------
Robert M. Paganes, President & CEO      1996             $66,346

No stock options were granted to the above-named Executive Officer during the fiscal year ended November 30, 1996.

Directors' Compensation

A fee of $250 per meeting attended was paid to each independent, non-employee Director for their services as such for the fiscal year ended November 30, 1996. The total amount paid to independent Directors as a group was $6,500.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS

Set forth below is certain information concerning management and other persons who are known by the Company to own beneficially more than 5% of the Company's common stock, $0.001 par value, on November 30, 1996.


                              AMOUNT AND NATURE OF     PERCENT OF
 NAME OF BENEFICIAL OWNER        OWNERSHIP (1)         CLASS (2)
 ------------------------     --------------------     ---------

Robert M. Paganes                  2,700,241             10.5%
6029 E. Fourteen Mile Road         President
Sterling Heights, MI 48312         Director

Peter T. Paganes                   1,914,000              7.4%
6029 E. Fourteen Mile Road         Vice-President
Sterling Heights, MI 48312         Director

Vincent J. Tatone                  1,000,000              5.0%(3)
6029 E. Fourteen Mile Road         Secretary
Sterling Heights, MI 48312         Director

John M. Fayad                      1,175,000              4.6%
P.O. Box 388                       Director
Roseville, MI 48066

Ralph R. Roberts                   1,025,000              4.0%
30521 Schoenherr                   Director
Warren, MI 48093

Ronald Boraks                      0                      0.0%(4)
38345 W. Ten Mile Road             Director
Farmington Hills, MI 48335

J. Thomas Paganes                  2,025,752              7.8%
38633 Moravian                     Director
Mt. Clemens, MI 48043

Melvyn B. Erdos                    6,500                  0.4%(3)
6029 E. Fourteen Mile Road         Treasurer & CFO
Sterling Heights, MI 48312         Shareholder

All Executive Officers and         9,846,493             38.1%
Directors as a Group (8 persons)

(1) The nature of ownership is sole voting and investment power unless otherwise indicated.

(2) As of February 28, 1997.

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

(4) Less than 1%.




ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Peter T. Paganes and Robert M. Paganes, each of whom is a director, officer and shareholder of the Company and owns and operates franchised stores, and
J. Thomas Paganes, who is a director and a shareholder of the Company and owns and operates franchised stores, received loans and advances in years prior to 1991 related to their stores.

As of November 30, 1996:
      Included in Accounts Receivable                 $26,262
      Included in Other Assets; Notes Receivable      $24,436

For the Year ended November 30, 1996:
      Included in Revenue                            $150,215
      Included in Interest Income                      $3,401


Prior to January 1, 1993, the above persons had an exemption from paying royalties on their stores. Effective January 1, 1993, this exemption was limited to previously existing stores and was discontinued until such time as these persons were not employed by the Company. Each of the above persons is in full compliance with all personal obligations to the Company as of November 30, 1996.

As of November 30, 1996, certain of the officers and directors of the Company had remaining balances regarding loans from the Company and/or credits for loans made to the Company. The loans made to Robert M. Paganes called for quarterly payments of principal and interest at 9% per annum and Robert M. Paganes was in full compliance with these loans as of November 30, 1996. The activity of such accounts for the year ended November 30, 1996, is shown below.


                    BALANCE                                BALANCE
                   BEGINNING                                AS OF
        1996        12/1/95     ADDITIONS   DEDUCTIONS     11/30/96
        ----        -------     ---------   ----------     --------
Robert M. Paganes   $45,864                  $(21,428)      $24,436
                    -------                  --------       -------
           Total    $45,864        $0        $(21,428)      $24,436
                    =======        ==        ========       =======

The following table summarizes the amounts due as of November 30, 1996 from all stores owned by officers or directors of the Company:


                                       NUMBER OF
                                       FRANCHIS     AMOUNT DUE FROMSTORES AT
        NAME                             OWNED          NOVEMBER 30, 1996
        ----                           ---------    -------------------------

Robert M. Paganes                          2               $ 7,667
Peter T. Paganes                           1                 7,025
                                          ---              -------
     Amount due from Officers              3                14,692


J. Thomas Paganes                          3                11,570
                                          ---              -------

     Amount due from Officers and
       Directors                           6               $26,262
                                          ===              =======







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

        (c)    Exhibits:

               Name/Type of Exhibit
               21......Subsidiaries of the registrant
               23......Consent of independent certified public accountants


                                     -32-



                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDED REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


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



(Signed Originals on File)