Form 10-Q
period 1997-02-28
TUBBYS INC
filed 1997-04-14
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

      OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934



For the transition period from______________to______________________________

Commission File Number 0-12706

                                Tubby's, Inc.
____________________________________________________________________________
      (Exact name of small business issuer as specified in its charter)


         New Jersey                                  22-2166602
________________________________            ________________________________
(State or other jurisdiction of              (I.R.S. Employer Identification
of incorporation or organization)                         Number)


         6029 E. Fourteen Mile Road, Sterling Heights, Michigan 48132
----------------------------------------------------------------------------
                  (Address of principal executive officers)


                                (810) 978-8829
____________________________________________________________________________
               (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes__X__ No_____

As of April 10, 1997, there were 25,831,131 shares of common stock outstanding.

                                    INDEX

                        TUBBY'S, INC. AND SUBSIDIARIES


                                                                     Page No.
                                                                     --------

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited).

               Consolidated Balance Sheets,
               February 28, 1997 and November 30, 1996                  3-4

               Consolidated Statements of Operations,
               Three Months Ended February 28, 1997
               and February 29, 1996                                      5

               Consolidated Statements of Cash Flows,
               Three Months Ended February 28, 1997
               and February 29, 1996                                      6

               Notes to Consolidated Financial Statements               7-8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations           9-11


PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                          12

Signatures                                                               13

PART I - FINANCIAL INFORMATION
ITEM  I - FINANCIAL STATEMENTS (UNAUDITED).

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                       February 28,        November 30,
                                                           1997                 1996
ASSETS                                                 (Unaudited)            (Note)
---------------------------------------------   -----------------------------------------

Current Assets:
       Cash and Equivalents                             $  727,241     $  793,494
       Certificate of Deposit                              100,000        100,000
       Marketable Securities                                25,000         25,000
       Accounts  Receivable  -  Trade,  less
         allowance  for  doubtful  accounts of
       $20,850 in 1997 and 1996                            380,403        245,267
       Notes Receivable                                     77,941         72,091
       Inventories                                          78,348        104,805
       Prepaid Expenses & Other                            125,121        110,644
                                                        ----------     ----------

Total Current Assets                                     1,514,054      1,451,301
                                                        ----------     ----------

Property and Equipment
       Land                                                325,347        325,347
       Buildings & Improvements                            709,469        693,347
       Equipment                                           439,356        440,705
       Furniture & Fixtures                                217,464        217,464
       Vehicles                                             15,009         15,009
                                                        ----------     ----------
                                                         1,706,645      1,691,872
       Less: accumulated depreciation                      685,680        654,255
                                                        ----------     ----------

Net Property & Equipment                                 1,020,965      1,037,617
                                                        ----------     ----------

Other Assets
       Goodwill, less amortization of $71,454
         and $68,045 in 1997 and 1996                      334,832        338,241
       Notes Receivable, less allowance for
         doubtful accounts of $5,894 in 1997 and 1996      491,682        505,380
                                                        ----------     ----------

Total Other Assets                                         826,514        843,621
                                                        ----------     ----------

Total Assets                                            $3,361,533     $3,332,539
                                                        ===========    ==========

         See Accompanying Notes to Consolidated Financial Statements

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                               February 28,      November 30,
                                                   1997              1996
LIABILITIES & STOCKHOLDERS' EQUITY              (Unaudited)        (Note)
---------------------------------------------  --------------  --------------

Current Liabilities
  Accounts Payable                             $  190,362          $  189,929
  Accrued Liabilities:
     Compensation                                  34,093              21,075
     Other                                         16,410              13,305
  Deferred Revenue                                 61,500              87,000
  Long-Term Debt due within one year              241,890             266,825
                                               ----------          ----------

Total Current Liabilities                         544,255             578,134

Deferred Revenue                                   40,000              40,000

Long-Term Debt, less amounts due in one year      168,472             175,770
                                               ----------          ----------

Total Liabilities                                 752,727             793,904
                                               ----------          ----------

Stockholders' Equity
Common Stock, $.001 Par Value, 60,000,000
shares authorized, 25,831,131 issued and
outstanding                                        25,832              25,832
   Additional Paid In Capital                   3,485,844           3,485,844
   Retained Earnings (Deficit)                   (902,870)           (973,041)
                                               ----------          ----------

Total Stockholders' Equity                      2,608,806           2,538,635
                                               ----------          ----------

Total Liabilities and Stockholders' Equity     $3,361,533          $3,332,539
                                               ==========          ==========

         See Accompanying Notes to Consolidated Financial Statements


                            TUBBY'S INCORPORATED & SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Three Months Ended,
                                                       February 28,           February 29,
                                                          1997                    1996
                                                       ------------         ---------------
Revenues:
   Food Sales                                            $253,557                $203,087
   Franchise Fees:
      Monthly                                             176,764                 148,115
      Initial                                              46,000                  14,250
   Equipment & Restaurant Sales                           205,574                  55,420
   Advertising Fees                                       150,649                 127,995
   Commissions & Other  Fees                               87,449                  75,928
                                                       ----------              ----------

Total Revenues                                            919,993                 624,795
                                                       ----------              ----------

Costs & Expenses:
  Operating Expenses                                      542,388                 455,293
   Cost Of Food Sales                                     186,739                 143,235
   Cost Of Equipment & Restaurant Sales                   159,602                  44,935
                                                       ----------              ----------

Total Costs & Expenses                                    888,729                 643,463
                                                       ----------              ----------

Operating Income (Loss)                                    31,264                 (18,668)

Other Income:
   Interest Expense                                        (5,568)                 (7,400)
   Gain On Sale Of Fixed Assets                                 0                  11,105
   Interest Income                                         25,723                  25,668
   Miscellaneous                                           18,752                  10,679
                                                       ----------              ----------

Total Other Income (Expense)                               38,907                  40,052
                                                       ----------              ----------

Net Income                                               $ 70,171                $ 21,384
                                                       ==========              ==========

Earnings (Loss) Per Share                                $  0.003                $  0.001
                                                       ==========              ==========

Common Shares Outstanding (Average)                    25,831,131              25,381,131
                                                       ==========              ==========


         See Accompanying Notes to Consolidated Financial Statements


                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Three Months Ended,
                                                       February 28,           February 29,
                                                          1997                    1996
                                                       ------------         ---------------
Cash Flows From Operating Activities:
Net Income                                              $  70,171                $ 21,384
Adjustments To Reconcile Net Income To
Net Cash Provided By Operating Activities:
     Depreciation & Amortization                           34,834                  24,469
     Gain On Sale Of Fixed Assets                               0                 (11,105)
     Increase  (Decrease) In Cash Due To
         Changes In:
            Accounts Receivable                          (135,136)                (15,779)
            Inventories                                    26,457                   8,808
            Prepaid Expenses & Other                      (14,477)               (100,475)
            Accounts Payable                                  433                 (23,704)
            Accrued Liabilities                            16,123                 (22,463)
            Deferred Revenues                             (25,500)                 12,700
                                                         --------                --------

Net Cash (Used) By Operating Activities                   (27,095)               (106,165)

Cash Flows From Investing Activities
      Sale of Certificate of Deposits and Marketable            0                  49,586
          Securities
      Purchase Of Property & Equipment                    (14,773)                 (9,732)
      Net Proceeds From Sale Of Property & Equipment            0                  32,250
      Payments On Notes Receivable                          7,848                  24,153
                                                        ---------                --------

Net Cash (Used In) Provided By Investing Activities        (6,925)                 96,257

Cash Flows From Financing Activities:
      Payments On Long-Term Debt                          (32,233)                (17,975)
                                                         --------                --------

Net Cash (Used In) Financing Activities                   (32,233)                (17,975)
                                                         --------                --------

Net (Decrease) In Cash                                    (66,253)                (27,883)

Cash and Equivalents, at beginning of period              793,494                 951,144
                                                        ---------                --------

Cash and Equivalents, at end of period                  $ 727,241                $923,261
                                                        =========                ========

         See Accompanying Notes to Consolidated Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.      CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conforming with generally accepted accounting principles. In the opinion of the company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at February 28, 1997 and February 29, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto as of November 30, 1996 and the Form 10-KSB as of November 30, 1996.

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

3.      INVESTMENTS

The Company has classified its marketable debt into held-to-maturity and available-for-sale categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains or losses reported as a component of stockholders' equity. During the three months ending February 28, 1997, and the year ending November 30, 1996, there were no realized or unrealized gains or losses reported as cost approximated fair value.

4.      LITIGATION

On August 17, 1995, a civil action was commenced against the Company in the United States District Court for the Eastern District of Michigan. Patrick J. McCourt, as Trustee of the Patrick J. McCourt Trust and as President of McCourt Corporation, purchased restricted shares of Tubby's common stock pursuant to private placements in June, July and November of 1993 and formed the McTub Company, a general partnership with Tubby's in August of

1993 for the purpose of owning and operating certain quick-service restaurants originally under the name "Cafe Express." Plaintiffs' complaint sought rescission of those transactions and, in connection therewith, alleged violation of federal securities regulations, fraudulent misrepresentation, violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), dissolution of partnership and accounting, violation of Michigan Securities Act, and Michigan's Franchise Investment Law. Plaintiffs purchased a total of
1.5 million shares at 25 cents per share for a total purchase price of $375,000 and plaintiffs' total investment in the McTub Company was approximately $400,000. The Company filed an answer in which it denied liability to plaintiffs. In addition, the Company filed a cross-claim against the McTub Company seeking a declaratory judgment that the Company is entitled to a distribution in the amount of $105,000 prior to any other distributions that may be made by that Company. After the close of discovery, the Company filed motions for summary judgment of plaintiffs' securities fraud claims and to dismiss plaintiffs' RICO claims, which the Court granted in July of 1996. The Court also granted the Company's motion to dismiss all of plaintiffs' remaining claims, which asserted claims under state law, without prejudice. Thereafter, orders were entered granting judgment in the Company's favor with regard to plaintiffs' securities fraud claims and dismissing plaintiffs' RICO claims, with prejudice, and dismissing all of plaintiffs' remaining claims, without prejudice.

Thereafter, plaintiffs commenced an action in the Circuit Court for the County of Oakland (the "Oakland County Action"). In the Oakland County Action, plaintiffs assert the same allegations of "fraud" that were asserted and dismissed in the federal action but are only seeking rescission of the McTub Partnership Agreement and/or money damages in connection with the formation of that partnership. This case does not involve any "securities" claims regarding the shares of common stock purchased by McCourt. The Company filed an answer denying liability, a counter-complaint in which it asserts a claim for fraud against McCourt, and a cross-claim against the McTub Company seeking certain declaratory relief in connection with loans to the partnership that were procured by its partners. Also, the Company filed an action in the Circuit Court for the County of Macomb, in which it asserted a claim for dissolution of the partnership (the "Macomb County Action"). That action was transferred to the Circuit Court for the County of Oakland and should be consolidated with the Oakland County Action. The parties have agreed to non-binding facilitation of all claims in an attempt to resolve their disputes. This is scheduled to occur in May, 1997. The Company is unable at this time to estimate the probability of a successful conclusion to the litigation or to estimate the possible loss to the Company if it is not successful.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATION.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's Form 10-KSB and audited financial statements and notes thereto for the fiscal year-ended November 30, 1996.

FINANCIAL CONDITION
-------------------

Cash and Equivalents, Certificates of Deposit, and Investments decreased by $66,253 for the three months ended February 28,1997 as compared with a decrease of $77,469 for the three months ended February 29, 1996. The current period decrease in the Company's cash position resulted primarily from the increased accounts receivable related to the construction of new franchised Tubby's Sub Shops. Additionally, the pre-payment of future franchise development expenses, the purchase of new equipment, and the reduction of long term debts utilized cash in the current period. The decrease in cash position of the prior year similarly resulted from franchise development expenses, the purchase of new equipment, and the reduction of vendor payables.

With the increased effort to develop new franchised Tubby's Sub Shops in the Detroit area as well as other out-of-state areas, the Company experienced greatly improved revenues and net income for the three months ended February 28, 1997. Five new franchised restaurants opened in the first quarter of 1997 including one out-of-state location and one non-traditional location in a petroleum station. The company anticipates an additional six Tubby's Sub Shops will open in the second quarter months ending May 31, 1997. Of these six Tubby's Sub Shops, two restaurants will be located out-of-state. At February 28, 1997, the Company operated seven restaurants and franchised seventy-two restaurants.

Results of operations for the three months ended February 28, 1997 as compared with the three months ended February 29, 1996.

Revenues for the three months ended February 28, 1997, increased by 47.2% to $919,993. Net Income for this period increased by 228.1% to $70,171 as compared to the same period in 1996. This broadly based increase in Total Revenues was attributable to:

o A $50,470 or 24.9% increase in Food Sales resulted from one Company owned restaurant that was opened in October, 1996, and one restaurant that was acquired from a delinquent franchisee in September, 1996.

o A $28,649 or 19.3% increase in Monthly Franchise Fees resulting from the improved food sales of existing restaurants and additional food sales of new restaurants opened in the past year. Franchise Fees are determined based upon food sales.

o A $31,750 or 222.8% increase in Initial Franchise Fees resulting from the opening of five new franchisee-owned Tubby's Sub Shops in the three months ending February 28, 1997, as compared to two restaurants that opened in the same period in 1996.

o A $150,154 or 270.9% increase in Equipment & Restaurant Sales resulting from the five restaurants that opened in the previous three months compared to two restaurants that open in the same period last year.

o A $22,654 or 17.7% increase in Advertising Fees resulting from the improved food sales of existing restaurants and additional food sales of new restaurants opened in the past year. Advertising Fees are determined based upon food sales.

o A $11,521 or 15.2% increase in Commissions & Other Fees resulting from the vendor commissions associated with improved food sales of existing restaurants and additional food sales of new restaurants opened in the past year.

Total Costs & Expenses increase by $245,266 or 38.1%. As a percentage of Total Revenue, Total Expenses decreased from 103% of Total Revenue in 1996 to 96.6% in 1997 resulting in a $49,932 increase in Operating Income to $31,264 from an Operating Loss of $18,668 in the prior year.

o Operating Expenses increased by $87,095 in 1997, though as a percentage of Total Revenues the category decreased to 59% in 1997 from 72.9% in 1996. This percentage decrease in Operating Expenses reflects the increased utilization of existing resources and the fixed nature of certain ongoing expenses.

o Cost of Food Sales as a percentage of Food Sales remained relatively constant at approximately 70% in 1997 and in 1996.

o Cost of Equipment Sales decline as a percentage of Equipment & Restaurant Sales from 81.1% in 1996 to 77.6% in 1997 reflecting increased gross profit margins associated with volume purchasing.

o Interest Expense decreased by $1,832 or 24.8% from 1996 to 1997 reflecting the continued reduction of long term debt and management's determination to strengthen the Company's financial position by not incurring unnecessary new debt. The Company expects further interest expense reductions resulting from the refinancing of existing long term debt at a lower interest rate as well as the accelerated payoff of other long term debt.

o The 1996 Gain On Sale Of Fixed Assets of $11,105 resulted from a $14,346 gain on the sale of a Company owned restaurant that was acquired in April, 1995, and an additional loss of $3,241 resulting from the closure of a Company owned Tubby's Express restaurant in December, 1995. The $14,346 gain on the sale of the Company owned restaurant was reversed in the fourth quarter of 1996.

o Interest Income derived from the investment of idle funds remained constant in 1997 as compared to 1996. Lower Interest Income is anticipated in future periods as less idle funds are available for investing due to the increased pace of development by the Company. The 1997 increase in Miscellaneous of 75.6% results from increased rent receipts derived from the July, 1996, acquisition by the Company of the building, equipment and land of a bankrupt franchisee. This location is currently operating as a Tubby's Sub Shop and is rented to an existing franchisee.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents, Certificates of Deposit, and Investments declined by $66,253 in the three months ending February 28, 1997. This declined in liquidity was attributable to several factors; the most significant being a $135,000 increase in accounts receivable arising from the construction and sale of new franchised Tubby's Sub Shops. Company liquidity is expected to further decline as a result of the accelerated pace of franchise development that is anticipated to continue through the remainder of 1997.

Other uses of Company liquidity include the pre-payment of franchise development expenses, the purchase of new equipment and improvements at it's Company owned restaurants, and the reduction of long term debt. The prepayment of franchise development expenses is expected to decrease over the remaining three quarters of 1997 due to seasonal nature of the Company's expansion efforts. The Company anticipates reduced outlays for new equipment and improvements over the remainder of 1997, also. In the first quarter of 1997, the Company accelerated the pay-off of a portion of its long term debt to facilitate the initiation of a new banking relationship. The new banking relationship provided both the re-financing of long term debt and a revolving line of credit at more favorable terms as compared to the Company's previous banking relationship. The pace of long term debt amortization is expected to decrease as certain elements of long term debt are paid off over the next three quarters of 1997.

 In addition to five new restaurants opened in the first quarter of 1997, six new Tubby's Sub Shops are expected to open by the end of the second quarter, four new Tubby's Sub Shops are expected to open by the end of the third quarter and five Tubby's Sub Shops are expected to open by the end of the fourth quarter. All restaurants scheduled to be opened by the end of 1997 are expected to be owned and operated by franchisees. The Company anticipates that it will be operating seven restaurants and franchise eighty-seven restaurants by the end of 1997.

The Company maintains a $250,000 revolving line of credit with a local financial institution. This line of credit can be drawn upon as needed to meet future cash requirements. As of April 8, 1997, the entire line of credit was available to the Company.

The Company is responsible for supervising construction and equipment installation for some new locations. As part of that process, the Company will contract for the purchase of equipment and execute construction contracts. Although the Company is reimbursed entirely for its costs, it often must prepay some costs. As of April 8, 1997, the Company has six new locations scheduled to open by May 31, 1997. The Company may be responsible for the construction and equipment installation of some of these locations. The Company anticipated estimated costs will vary between $50,000 to $100,000 each. The Company believes it has sufficient working capital to internally finance these projects.

PART II - OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

None.

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)    There are no exhibits submitted with this report.

               (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the three months ended February 28, 1997.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                TUBBY'S, INC.



                                       Robert M. Paganes
                                       ----------------------------------
                                By:    Robert M. Paganes
                                       President, Chief Executive Officer
Dated:  April 13, 1996



                                       Melvyn B. Erdos
                                       -----------------------
                                By:    Melvyn Erdos
                                       Chief Financial Officer
Dated:  April 13, 1996