Form 10KSB/A
period 1996-11-30
TUBBYS INC
filed 1997-05-23
CIK 725398

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-KSB/A-2


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

        (c)    Exhibits:

               Name/Type of Exhibit

               13......Tubby's, Inc. 1996 Annual Report

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