Form 10-Q
period 1997-05-31
TUBBYS INC
filed 1997-07-10
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________
                                       Commission File Number 0-12706


                                 Tubby's, Inc.
-----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                 New Jersey                             22-2166602.
    ---------------------------------          ------------------------------
     (State or other jurisdiction of           (I.R.S. Employer Identification
    of incorporation or organization)                    Number)


        6029 East Fourteen Mile Road, Sterling Heights, Michigan 48312
----------------------------------------------------------------------------
                  (Address of principal executive officers)


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

                             Yes /x/    No / /

As of July 1, 1997, there were 25,831,131 shares of common stock outstanding.

                        TUBBY'S, INC. AND SUBSIDIARIES

                                    INDEX




                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited).

             Consolidated Balance Sheets,
             May 31, 1997 and November 30, 1996                        3- 4

             Consolidated Statements of Operations,
             Three and Six Months Ended May 31, 1997 and 1996             5

             Consolidated Statements of Cash Flows,
             Six Months Ended May 31, 1997 and 1996                       6

             Notes to Consolidated Financial Statements                7- 9

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations            10-15


PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of
             Security Holders                                            16

Item 6.      Exhibits and Reports on Form 8-K                            16

             Signatures                                                  17

PART  I - FINANCIAL INFORMATION
ITEM  I - FINANCIAL STATEMENTS (UNAUDITED).

                        TUBBY'S, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                    May 31, 1997    November 30, 1996
                ASSETS                               (Unaudited)         (Note)
------------------------------------               --------------   -----------------
Current Assets
    Cash & Cash Equivalents                          $  878,396     $  793,494
    Certificate of Deposit                              100,000        100,000
    Marketable Securities                                25,000         25,000
    Accounts Receivable - Trade, less
      allowance for doubtful accounts of
      $20,850 in 1997 and 1996                          290,198        245,267
    Notes Receivable                                     55,816         72,091
    Inventories                                          46,876        104,805
    Prepaid  Expenses & Other                           120,295        110,644
                                                     ----------     ----------

Total Current Assets                                  1,516,581      1,451,301
                                                     ----------     ----------

Property & Equipment
    Land                                                325,347        325,347
    Buildings & Improvements                            727,587        693,347
    Equipment                                           438,144        440,705
    Furniture & Fixtures                                229,881        217,464
    Vehicles                                             15,009         15,009
                                                     ----------     ----------
                                                      1,735,968      1,691,872
    Less: Accumulated Depreciation                      715,475        654,255
                                                     ----------     ----------

Net Property & Equipment                              1,020,493      1,037,617
                                                     ----------     ----------

Other Assets
    Goodwill, less amortization of
       $74,862  and $68,045 in 1997 and 1996            331,424        338,241
    Notes Receivable, less allowance for doubtful
       accounts of $5,894 in 1997 and 1996              490,974        505,380
                                                     ----------     ----------

Total Other Assets                                      822,398        843,621
                                                     ----------     ----------

Total  Assets                                        $3,359,472     $3,332,539
                                                     ==========     ==========

Note: The balance sheet at November 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         See Accompanying Notes to Consolidated Financial Statements

                                     -3-

                        TUBBY'S, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                   May 31, 1997   November 30, 1996
LIABILITIES & STOCKHOLDERS' EQUITY                  (Unaudited)         (Note)
--------------------------------------------       ------------   -----------------

Current Liabilities
    Accounts Payable                              $  178,689          $  189,929
    Accrued Liabilities:
       Compensation                                   17,642              21,075
       Other                                          24,551              13,305
    Deferred Revenue                                  83,992              87,000
    Long-Term Debt due within one year               245,058             266,825
                                                  ----------          ----------

Total Current Liabilities                            549,932             578,134

Deferred Revenue                                      48,000              40,000

Long-Term Debt, less amounts due in one year         150,324             175,770
                                                  ----------          ----------

Total Liabilities                                    748,256             793,904
                                                  ----------          ----------

Stockholders' Equity
    Common Stock, $.001 Par Value, 60,000,000
        Shares Authorized, 25,831,131 Issued &
        Outstanding                                   25,832              25,832
    Additional Paid-In Capital                     3,485,844           3,485,844
    Retained Earnings (Deficit)                     (900,460)           (973,041)
                                                  -----------         ----------

Total Stockholders' Equity                         2,611,216           2,538,635
                                                  ----------          ----------

Total Liabilities and Stockholders' Equity        $3,359,472          $3,332,539
                                                  ==========          ==========


Note: The balance sheet at November 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         See Accompanying Notes to Consolidated Financial Statements


                        TUBBY'S, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                     Three Months Ended                   Six Months Ended
                                     May 31,     May 31,                May 31,        May 31,
                                      1997        1996                   1997           1996
                                  (Unaudited)  (Unaudited)            (Unaudited)    (Unaudited)
                                  -----------  -----------            -----------    -----------

Revenues:
   Food Sales                      $ 246,328     $ 198,872           $  499,885   $  401,959
   Franchise Fees:
     Monthly                         189,793       161,667              366,557      309,782
     Initial & Transfer               42,750        18,750               88,750       33,000
   Marketing Rights                   14,519          -                  14,519         -
   Equipment & Restaurant Sales      120,118        51,165              325,692      106,585
   Advertising Fees                  158,031       125,666              308,680      253,661
   Commissions & Other Fees          107,807       100,673              212,718      187,251
                                   ---------      --------           ----------   ----------
Total Revenues                       879,346       656,793            1,816,801    1,292,238

Costs & Expenses:
   Operating Expenses                612,277       511,008            1,154,665      966,301
   Cost of Food Sales                177,018       141,830              363,757      285,065
   Cost of Equipment &
     Restaurant Sales                100,448        41,075              260,050       86,010
                                   ---------      --------           ----------   ----------
Total Costs & Expenses               889,743       693,913            1,778,472    1,337,376

Operating Income (Loss)              (10,397)      (37,120)              38,329      (45,138)
                                   ---------      --------           ----------   ----------

Other Income (Expense):
   Interest Expense                   (4,916)       (4,592)             (10,484)     (11,992)
   Gain on Sale of Fixed Assets        -            (2,639)                -           8,466
   Interest Income                    17,820        28,763               43,543       54,431
   Miscellaneous                         (97)        2,195                1,193        2,224
                                   ---------      --------           ----------   ----------
Total Other Income (Expense)          12,807        23,727               34,252       53,129

Net Income (Loss)                  $   2,410      $(13,393)            $ 72,581       $7,991
                                   =========      ========             ========       ======


Net Income (Loss) Per Share           $0.000      $ (0.001)            $  0.003       $0.000
                                   =========      ========             ========       ======

Common Shares
Outstanding (Average)             25,831,131     25,381,131          25,831,131   25,381,131
                                  ==========     ==========          ==========   ==========

         See Accompanying Notes to Consolidated Financial Statements


                        TUBBY'S INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended May 31,
                                                             1997           1996
                                                           Unaudited      Unaudited
                                                           ---------      ---------

Cash Flows from Operating Activities:
Net Income                                                  $ 72,581      $  7,991
Adjustments to Reconcile Net Income to Net
    Cash Provided (Used) by Operating Activities:
       Depreciation & Amortization                            68,037        48,277
       Gain on Sale of Fixed Assets                                -        (8,466)
       Increase (Decrease) in Cash Due to Changes In:
          Accounts Receivable                                (44,931)       75,620
          Inventories                                         57,929          (807)
          Prepaid Expenses & Other                            (9,651)     (219,939)
          Accounts Payable                                   (11,240)      (81,962)
          Accrued Liabilities                                  7,813       (20,102)
          Deferred Revenues                                    4,992       (30,000)
                                                            --------      --------
Net Cash Provided (Used) by Operating Activities             145,530      (229,388)

Cash Flows from Investing Activities:
Sale of Certificate of Deposits & Marketable Securities            -       101,601
Purchase of Property & Equipment                             (44,096)     (187,835)
Net Proceeds from Sale of Property & Equipment                     -        32,250
Payments on Notes Receivable                                  30,681        73,090
                                                            --------      --------
Net Cash (Used In) Provided by Investing Activities          (13,415)       19,106

Cash Flows from Financing Activities:
Payments on Long-term Debt                                   (47,213)      (62,368)
                                                             -------       -------
Net Cash (Used In) Provided by Financing Activities          (47,213)      (62,368)

Net Increase (Decrease) in Cash:                              84,902      (272,650)
Cash & Equivalents at Beginning of Period                    793,494       951,144
                                                            --------      --------
Cash & Equivalents at End of Period                         $878,396      $678,494
                                                            ========      ========


         See Accompanying Notes to Consolidated Financial Statements

                                     -6-

                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.    CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at May 31, 1997 and May 31, 1996 and for all periods presented, have been made.

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

   3.  INVESTMENTS

       The Company has classified its marketable debt into held-to-maturity and available-for-sale categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains or losses reported as a component of stockholders' equity. During the six months ending May 31, 1997, and the year ending November 30, 1996, there were no realized or unrealized gains or losses reported as cost approximated fair value.

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

PART I-    FINANCIAL INFORMATION
ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
-----------------------------------------------------------------------------


The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's Form 10-KSB and audited financial statements and notes thereto for the fiscal year-ended November 30, 1996.

FINANCIAL CONDITION

Cash and Equivalents, Certificates of Deposit, and Marketable Securities increased by $84,902 for the six months ended May 31, 1997, as compared with a decrease of $374,251 for the six months ended May 31, 1996. The current period increase in the Company's cash position resulted primarily from its Net Income of $72,581, Depreciation and Amortization of $68,037, and a $57,929 decrease in Inventory resulting from a reduction of new restaurant construction-in-progress offset by a $44,931 increase in Accounts Receivable and purchases of new equipment of $44,096. The decrease in cash position of the prior year resulted from an increase in new restaurant construction at that time, the prepayment of franchise development expenses, the purchase of new equipment and the reduction of vendor payables.

The Company opened five new franchised Tubby's Sub Shops in each of the first two quarters of 1997. In addition, the Company anticipates an additional eleven new franchisee-owned locations will open by the end of its fourth quarter of 1997. New Development Agent agreements were also sold for certain counties in the state of Michigan, the state of Texas, and the provinces of Alberta and British Columbia, Canada. Additional new Development Agent agreements are expected by the end of 1997 with related new restaurant openings in 1998. Restaurants opened pursuant to Development Agent agreements generally require that Initial and Monthly Franchise Fees be shared with the respective development agent and, as a result, less income is recognized by the Company. Though the Company believes that planned new restaurants will open as anticipated, the responsibility to open and operate these locations by franchisees, who are unrelated to the Company, is ultimately not in the control of the Company. Unforeseen obstacles may either delay, alter or permanently prevent planned openings of franchisee-owned restaurants and accordingly may delay, alter or prevent Tubby's, Inc. from achieving it's anticipated goals for future growth of the Company.

Results of operations for the three months ended May 31, 1997 as compared with the three months ended May 31, 1996.
-----------------------------------------------------------------------------


The Company incurred an Operating Loss of $10,397 and Net Income of $2,410 for the three months ending May 31, 1997. For the three months ending May 31, 1996, the Company incurred an Operating Loss of $37,120 and a Net Loss of $13,393 The Company believes that the current quarter's results were depressed by franchise development expenses of $71,617 resulting from the Company's increased efforts directed at expansion outside the Detroit area, shareholder relations expense of $33,340 resulting from costs relating to the printing and distribution of year-end shareholder publications and increased efforts to enhance shareholder value, and a $33,318 loss resulting from the operation of Company-owned restaurants. The Franchise Development Expense of the current year is expected to result in increase revenue and profit in future periods as additional Tubby's Sub Shops open in regions outside the Detroit area.

Revenues for the three months ended May 31, 1997, increased $222,553 or 33.9% to $879,346 as compared to the same period in 1996. This broad based increase was attributable to a $47,456 or 23.9% increase in Food Sales, $28,126 or 17.4% increase in Monthly Franchise Fees, $24,000 or 128% increase in Initial & Transfer Franchise Fees, Marketing rights of $14,519, a $68,953 or 134.8% in Equipment & Restaurant Sales, a $32,365 or 25.8% increase in Advertising Fees, and a $7,134 or 7.1% increase in Commissions & Fees.

The increase in Food Sales of $47,456 was attributable to two Tubby's Sub Shops that were reacquired from delinquent franchisees and a newly opened Company-owned restaurant all occurring during the fourth quarter of 1996. Subsequent to May 31, 1997, one of the reacquired restaurants was leased to a new franchisee for $500 per month accompanied with a $3,000 deposit. The monthly payments and the deposit will be applied to the purchase price of the restaurant should the franchisee exercise his option to purchase the restaurant during the twenty-four month period of the agreement. If the franchisee fails to exercise the option to acquire the restaurant; all funds received from him will be kept by Tubby's, Inc., and recognized as income. Until such time as when the disposition of the restaurant is determined, the Company will incur monthly depreciation charges of approximately $1,480 which will be partially offset by income resulting from franchise fees of 6% of food sales.

The increase in Monthly Franchise Fees to $189,793 for the three months ending May 31, 1997, reflect income derived from the increased franchisee food sales resulting from the advertising efforts of the Company and the additional monthly fees derived from its new franchisees. As new franchised Tubby's Sub Shops are opened, Monthly Franchise Fees are expected to increase.

The Initial & Transfer Franchise Fees for the three months ending May 31, 1997, of $42,750 were attributable to the transfer of one franchised sub shop at $6,250, the opening of three franchised sub shops at reduced fees totaling $13,500 pursuant to Development Agent agreements, and the opening of two sub shops at the full fees totaling $23,000. The Initial & Transfer Franchise Fees from the same period of 1996 resulted from the $6,250 fee from the transfer of one sub shop, and $12,500 of initial fees resulting from the opening of two new sub shops.

Marketing Rights fees of $14,519 are derived from Development Agent agreements and are paid by the respective agent for the privilege of marketing Tubby's Sub Shop franchises in a specific geographic region. Marketing Rights fees vary by geographic area and are generally due to Tubby's, Inc. as additional sub shops are franchised and opened in each respective region. There were no Marketing Rights income in the prior year.

Equipment & Restaurant income of $120,118 represent sales of equipment to four new and several existing franchisees. The increase in Equipment & Restaurant income in 1997 as compared to 1996 is attributable to the increase pace of new Tubby's Sub Shop openings occurring this year. With the planned opening of the eleven additional franchisee-owned sub shops as referred to above, Equipment & Restaurant sales are expected to remain strong through the last six months of 1997.

The increase in Monthly Advertising Fees to $158,031 for the three months ending May 31, 1997, reflect the advertising efforts of the Company and the additional monthly fees derived from its new Detroit area franchisees. As new franchised Tubby's Sub Shops are opened in the Detroit area, Monthly Franchise Fees are expected to increase. Advertising Fees collected from Tubby's franchisees are used to offset the related advertising costs. As such, revenue from Advertising Fees is recognized only to the extent that equivalent or greater expenses are incurred.

The increase in Commissions & Other Fees to $107,807 represents increase rental income of $2,350 per month derived from a Company-owned but franchisee operated Tubby's Sub Shop and reduced estimates of vendor rebates.

The 19.8% increase in Operating Expenses for the three months ending May 31, 1997, of $101,269 is largely comprised of a $45,606 increase in spending for franchise development and a $48,844 increase in spending for advertising related expenses as compared to the same period in 1996. As a percentage of Total Revenues, Operating Expenses decreased from 77.8% to 69.6% for the three months ending May 31, 1997, as compared to the same three months in 1996. Cost of Food Sales for the three months ending May 31, 1997, increased proportionately to the increase in Food Sales when compared to the same time period in 1996. Cost of Equipment & Restaurant Sales for the three months ending May 31, 1997, increased from 80.3% of Equipment & Restaurant Sales to 83.6% when compared to the prior year.

Interest Income for the three months ending May 31, 1997, declined to $17,820 from $28,763 of the similar period in 1996. The decline in Interest Income is due in part to generally lower interest rates available for short term corporate investments and the Company's increased investment in Company-owned restaurants. One Company-owned restaurant, which was purchased in July, 1996, is leased and operated by a franchisee beginning August 1, 1996. Lease income from this location of $2,350 per month is included in Commissions & Other Fees.

Results of operations for the six months ended May 31, 1997 as compared with the six months ended May 31, 1996.
-----------------------------------------------------------------------------


The Company incurred Operating Income of $38,329 and Net Income of $72,581 for the six months ending May 31, 1997. For the six months ending May 31, 1996, the Company incurred an Operating Loss of $45,138 and Net Income of $7,991. The Company believes that this year's results were depressed by Franchise Development Expense of $96,942 for the six months ending May 31, 1997, as compared to $33,428 for the same period of 1996 and losses of $50,470 associated with the operation of its company-owned restaurants this year as compared to losses of $17,745 from the prior year. Franchise Development Expense results from the Company's increased efforts directed at expansion outside the Detroit area. These current year expenses are expected to result in increase revenue and profit in future periods as additional Tubby's Sub Shops are opened in regions outside the Detroit area. The previous years' results were also depressed by legal fees of $43,182 resulting from the current litigation (see Note 4 of the Consolidated Financial Statements), and the delay of new restaurant openings and sale of Company-owned restaurants into the third quarter of 1996.

Total Revenue for the six months ending May 31, 1997, increased by 40.6% to $1,816,801. This broad based increase when compared to the same time period of 1996 resulted from a $97,926 or 24.4% increase in Food Sales, a $56,775 or 18.3% increase in Monthly Franchise Fees, a $55,750 or 168.9% increase in Initial & Transfer Franchise Fees, Marketing Rights of $14,519, a $219,107 or 205.6% increase in Equipment & Restaurant Sales, a $55,019 or 21.7% increase in Advertising Fees, and a $25,467 or 13.6% increase in Commissions & Fees.

The $97,926 increase in Food Sales was attributable to two Tubby's Sub Shops that were reacquired from delinquent franchisees and a newly opened Company-owned restaurant all occurring during the fourth quarter of 1996.

Subsequent to May 31, 1997, one of the reacquired restaurants was leased to a new franchisee for $500 per month accompanied with a $3,000 deposit. The monthly payments and the deposit will be applied to the purchase price of the restaurant should the franchisee exercise his option to purchase the restaurant during the twenty-four month period of the agreement. If the franchisee fails to exercise the option to acquire the restaurant; all funds received from him will be kept by Tubby's, Inc., and recognized as income. Until such time as when the disposition of the restaurant is determined, the Company will incur monthly depreciation charges of approximately $1,480 which will be partially offset by income resulting from franchise fees of 6% of food sales.

The increase in Monthly Franchise Fees to $366,557 for the six months ending May 31, 1997, reflect income derived from the increased franchisee food sales resulting from the advertising efforts of the Company and the additional monthly fees derived from its new franchisees. As new franchised Tubby's Sub Shops are opened, Monthly Franchise Fees are expected to increase.

The Initial & Transfer Franchise Fees for the six months ending May 31, 1997, of $88,750 were attributable to the transfer of one franchised sub shop at $6,250, the opening of four franchised sub shops at reduced fees totaling $17,500 pursuant to Development Agent agreements, and the opening of six sub shops at the full fees totaling $65,000. The Initial & Transfer Franchise Fees from the same period of 1996 resulted from the $12,500 transfer fee of two sub shops, $20,500 of initial fees resulting from the opening of three new sub shops.

Marketing Rights fees of $14,519 are derived from Development Agent agreements and are paid by the respective agent for the privilege of marketing Tubby's Sub Shop franchises in a specific geographic region. Marketing Rights fees vary by geographic area and are generally due to Tubby's, Inc. as additional sub shops are franchised and opened in each respective region. There were no Marketing Rights income in the prior year.

Equipment & Restaurant of $325,692 represent sales of equipment to nine new and several existing franchisees. The increase in Equipment & Restaurant sales in 1997 as compared to 1996 is attributable to the increase pace of new Tubby's Sub Shop openings occurring this year. With the planned opening of the eleven additional franchisee-owned sub shops as referred to above, Equipment & Restaurant sales are expected to remain strong through the last six months of 1997.

The increase in Monthly Advertising Fees to $308,680 for the six months ending May 31, 1997, reflect income derived from the increased franchisee food sales resulting from the advertising efforts of the Company and the additional monthly fees derived from its new franchisees in the Detroit area. As new franchised

Tubby's Sub Shops are opened in the Detroit area, Monthly Franchise Fees are expected to increase. Advertising Fees collected from Tubby's franchisees are used to offset the related advertising costs. As such, revenue from Advertising Fees is recognized only to the extent that equivalent or greater expenses are incurred.

The increase in Commissions & Other Fees to $212,718 represents increase rental income of $2,350 per month derived from of a Company-owned but franchisee operated Tubby's Sub Shop and reduced estimates of vendor rebates.

The 19.5% increase in Operating Expenses for the six months ending May 31, 1997, of $188,364 is largely comprised of a $63,514 increase in spending for franchise development and a $87,141 increase in spending for advertising related expenses as compared to the same period in 1996. As a percentage of Total Revenues, Operating Expenses decreased from 74.8% to 63.6% for the six months ending May 31, 1997, as compared to the same six months in 1996. Cost of Food Sales for the six months ending May 31, 1997, increased as a percentage of Food Sales from 70.9% to 72.8% when compared to the same time period in 1996. Cost of Equipment & Restaurant Sales for the six months ending May 31, 1997, remained relatively constant at 79.8% of Equipment & Restaurant Sales when compared to the same period in 1996.

Interest Expense decreased by $1,508 or 12.6% from 1996 to 1997 reflecting the continued reduction of long term debt, lower interest rates, and the efforts of management to avoid additional debt.

Interest Income for the six months ending May 31, 1997, declined to $43,543 from $54,431 of the similar period in 1996. The decline in Interest Income is due in part to generally lower interest rates available for short term corporate investments and the Company's increased investment in Company-owned restaurants. One Company-owned restaurant, which was purchased in July, 1997, is leased and operated by a franchisee beginning August 1, 1996. Lease income from this location of $2,350 per month is included in Commissions & Other Fees.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents, Certificates of Deposit, and Marketable Securities increased by $84,902 for the six months ended May 31, 1997, as compared with a decrease of $374,251 for the six months ended May 31, 1996. The current period increase in the Company's cash position resulted primarily from its Net Income of $72,581, Depreciation and Amortization of $68,037, and a $57,929 decrease in Inventory resulting from a reduction new restaurant construction-in-progress offset by a $44,931 increase in Accounts Receivable and purchases of new equipment of $44,096. The decrease in cash position of the prior year resulted from an increase in new restaurant construction at that time, the prepayment of franchise development expenses, the purchase of new equipment and the reduction of vendor payables.

The Company opened five new franchised Tubby's Sub Shops in each of the first two quarters of 1997. In addition, the Company anticipates an additional eleven new franchisee-owned locations will open by the end of its fourth quarter of 1997. New Development Agent agreements were also sold for certain counties in the state of Michigan, the state of Texas, and the provinces of Alberta and British Columbia, Canada. Additional new Development Agent agreements are expected by the end of 1997 with related new restaurant openings in 1998. Restaurants opened pursuant to Development Agent agreements generally require that Initial and Monthly Franchise Fees be shared with the respective development agent and, as a result, less income is recognized by the Company. Though the Company believes that the planned new restaurants will open as anticipated, the responsibility to open and operate these locations is that of the franchisees, who are unrelated to the Company, and ultimately not in the control of the Company. Unforeseen obstacles may either delay, alter or permanently prevent planned openings of franchisee-owned restaurants and accordingly may delay, alter or prevent Tubby's, Inc. from achieving it's anticipated goals for future growth of the Company.

The Company is responsible for supervising construction and equipment installation for some new locations. As part of that process, the Company will contract for the purchase of equipment and execute construction contracts. Although the Company is reimbursed entirely for its costs, it often must prepay some costs. As of May 31, 1997, the Company had as many as eleven new locations scheduled to open by November 30, 1997. The Company may be responsible for the construction and equipment installation of these locations, all of which will be owned and operated by franchisees. The Company anticipates that it has sufficient working capital to internally finance these projects.

PART I-    OTHER INFORMATION
Item 4.    Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------------------


The following information is furnished with respect to the annual meeting holders of the registrants, held during June, 1997.

(a)  A meeting was held on June 12, 1997.

(b) At such meeting, all of the nominees for election as directors were elected for a one year term of office. The votes cast with respect to each nominee for election as a director is as follows:


     Nominee                         Votes For           Votes Withheld
-----------------                   ----------           --------------
Robert M. Paganes                    18,889,436              591,150
Peter T. Paganes                     18,877,103              604,483
Vincent J. Tatone                    18,878,437              575,149
John M. Fayad                        18,896,837              583,749
Ronald Boraks                        18,860,903              619,683

Item 6.        Exhibits and Reports on Form 8-K

(a)  There are no exhibits submitted with this report.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the six months ended May 31, 1997.

                                  SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     TUBBY'S, INC.


                                           Robert M. Paganes          /s
                                     --------------------------------------
                                     By:   Robert M. Paganes
                                           President, Chief Executive Officer
Dated:  July 10, 1997


                                           Melvyn Erdos                /s
                                     ---------------------------------------
                                     By:   Melvyn Erdos
                                           Treasurer, Chief Financial Officer
Dated:  July 10, 1997