Form 10-Q
period 1997-08-31
TUBBYS INC
filed 1997-10-15
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   August 31, 1997
                               -------------------

                                      OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________
                        Commission File Number 0-12706


                                Tubby's, Inc.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


            New Jersey                                     22-2166602    .
---------------------------------             -------------------------------
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

                             Yes __x__   No _____

As of October 1, 1997, there were 25,831,131 shares of common stock outstanding.

                        TUBBY'S, INC. AND SUBSIDIARIES

                                    INDEX



                                                                     Page No.
                                                                     --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

         Consolidated Balance Sheets,
         August 31, 1997 and November 30, 1996                          3-4

         Consolidated Statements of Operations,
         Three and Nine Months Ended August 31, 1997 and 1996           5

         Consolidated Statements of Cash Flows,
         Nine Months Ended August 31, 1997 and 1996                     6

         Notes to Consolidated Financial Statements                     7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 10-18


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
         Security Holders                                              19

Item 6.  Exhibits and Reports on Form 8-K                              19

         Signatures                                                    20

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS (UNAUDITED).

                        TUBBY'S, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   August 31, 1997  November 30, 1996
                    ASSETS                           (Unaudited)          (Note)
------------------------------------------------   ---------------  -----------------
Current Assets
     Cash & Cash Equivalents                         $  893,261      $  793,494
     Certificate of Deposit                             100,000         100,000
     Marketable Securities                               25,083          25,000
     Accounts Receivable - Trade, less
       allowance for doubtful accounts of
       $20,850 in 1997 and 1996                         333,617         245,267
     Notes Receivable                                    67,830          72,091
     Inventories                                         56,325         104,805
     Prepaid  Expenses & Other                           92,474         110,644
                                                     ----------      ----------
Total Current Assets                                  1,568,590       1,451,301
Property & Equipment                                 ----------      ----------
     Land                                               325,347         325,347
     Buildings & Improvements                           727,587         693,347
     Equipment                                          451,053         440,705
     Furniture & Fixtures                               229,881         217,464
     Vehicles                                            15,009          15,009
                                                     ----------      ----------
                                                      1,748,877       1,691,872
     Less: Accumulated Depreciation                     743,297         654,255
                                                     ----------      ----------
Net Property & Equipment                              1,005,580       1,037,617
                                                     ----------      ----------
Other Assets
     Goodwill, less amortization of
         $110,717  and $68,045 in 1997 and 1996         295,569         338,241
     Notes Receivable, less allowance for doubtful
         accounts of $5,894 in 1997 and 1996            466,076         505,380
                                                     ----------      ----------
Total Other Assets                                      761,645         843,621
                                                     ----------      ----------
Total  Assets                                        $3,335,815      $3,332,539
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

         See Accompanying Notes to Consolidated Financial Statements


                        TUBBY'S, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                  August 31, 1997  November 30, 1996
       LIABILITIES & STOCKHOLDERS' EQUITY           (Unaudited)           (Note)
-----------------------------------------------   ---------------  -----------------
Current Liabilities
     Accounts Payable                               $   158,261      $   189,929
     Accrued Liabilities:
         Compensation                                    30,299           21,075
         Other                                           30,974           13,305
     Deferred Revenue                                    65,119           87,000
     Long-Term Debt due within one year                 221,263          266,825
                                                    -----------      -----------

Total Current Liabilities                               505,916          578,134

Deferred Revenue                                         52,367           40,000

Long-Term Debt, less amounts due in one year            145,200          175,770
                                                    -----------      -----------
Total Liabilities                                       703,483          793,904
                                                    -----------      -----------
Stockholders' Equity
     Common Stock, $.001 Par Value, 60,000,000
         Shares Authorized, 25,831,131 Issued &
         Outstanding                                     25,832           25,832
     Additional Paid-In Capital                       3,485,844        3,485,844
     Retained Earnings (Deficit)                       (879,344)        (973,041)
                                                    -----------      -----------
Total Stockholders' Equity                            2,632,332        2,538,635
                                                    -----------      -----------
Total Liabilities and Stockholders' Equity          $ 3,335,815      $ 3,332,539
                                                    ===========      ===========

Note: The balance sheet at November 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         See Accompanying Notes to Consolidated Financial Statements


                        TUBBY'S, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended                     Nine Months Ended
                                         ------------------------------       ----------------------------
                                         August 31,          August 31,        August 31,      August 31,
                                            1997                1996              1997             1996
                                        (Unaudited)         (Unaudited)       (Unaudited)      (Unaudited)
                                        -----------         -----------       -----------      -----------
Revenues:
   Food Sales                           $    231,289      $    206,036      $    731,174      $    607,995
   Franchise Fees:
       Monthly                               209,875           160,202           576,432           469,984
       Initial & Transfer                     32,134            41,750           120,884            74,750
   Marketing Rights                           10,500                --            25,019                --
   Equipment & Restaurant Sales              120,526           320,098           446,218           426,683
   Advertising Fees                          157,790           152,465           466,470           406,126
   Commissions & Other Fees                  109,305            92,377           322,023           279,628
                                        ------------      ------------      ------------      ------------
Total Revenues                               871,419           972,928         2,688,220         2,265,166

Costs & Expenses:
   Operating Expenses                        578,491           447,762         1,733,156         1,414,063
   Cost of Food Sales                        157,711           149,865           521,468           434,930
   Cost of Equipment &
       Restaurant Sales                       98,551           264,577           358,601           350,587
                                        ------------      ------------      ------------      ------------
Total Costs & Expenses                       834,753           862,204         2,613,225         2,199,580

Operating Income (Loss)                       36,666           110,724            74,995            65,586
                                        ------------      ------------      ------------      ------------

Other Income (Expense):
   Interest Expense                           (3,139)           (6,425)          (13,623)          (18,417)
   Gain on Sale of Fixed Assets                   --                --                --             8,466
   Interest Income                            20,626            15,682            64,169            70,113
   Miscellaneous                                (589)              (14)              604             2,210
                                        ------------      ------------      ------------      ------------
Total Other Income (Expense)                  16,898             9,243            51,150            62,372

Net Income before Federal
   Income taxes                               53,564           119,967           126,145           127,958

Provision for Federal Income Taxes:           32,447                --            32,447                --
                                        ------------      ------------      ------------      ------------
Net Income                              $     21,117      $    119,967      $     93,698      $    127,958
                                        ============      ============      ============      ============
Net Income Per Share                    $      0.000      $      0.005      $      0.004      $      0.005
                                        ============      ============      ============      ============
Common Shares
 Outstanding (Average)                    25,831,131        25,669,593        25,831,131        25,477,285
                                        ============      ============      ============      ============

         See Accompanying Notes to Consolidated Financial Statements


                        TUBBY'S INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended August 31,
                                                           ----------------------------
                                                               1997           1996
                                                             Unaudited      Unaudited
                                                             ---------      ---------
Cash Flows from Operating Activities:
Net Income                                                  $  93,698      $ 127,958
Adjustments to Reconcile Net Income to Net
     Cash Provided (Used) by Operating Activities:
         Depreciation & Amortization                           99,268         71,311
         Gain on Sale of Fixed Assets                              --         (8,466)
         Reduction of Goodwill from Utilization of
              Net operating Loss Carry Forwards                32,447             --
         Increase (Decrease) in Cash Due to Changes In:
              Accounts Receivable                             (88,350)        33,056
              Inventories                                      48,480         (2,370)
              Prepaid Expenses & Other                         18,170       (161,084)
              Accounts Payable                                (31,668)       (33,284)
              Accrued Liabilities                              26,893            995
              Deferred Revenues                                (9,514)        17,500
                                                            ---------      ---------
Net Cash Provided (Used) by Operating Activities              189,424         45,616

Cash Flows from Investing Activities:
Sale of Certificate of Deposits & Marketable Securities           (83)        99,905
Purchase of Property & Equipment                              (57,005)      (239,334)
Net Proceeds from Sale of Property & Equipment                     --         32,250
Payments on Notes Receivable                                   43,565        (35,508)
                                                            ---------      ---------
Net Cash (Used In) Provided by Investing Activities           (13,523)      (142,687)

Cash Flows from Financing Activities:
Payments on Long-term Debt                                    (76,134)       (53,974)
Proceeds from Issuance of Capital Stock                            --         56,250
                                                            ---------      ---------
Net Cash (Used In) Provided by Financing Activities           (76,134)         2,276

Net Increase (Decrease) in Cash:                               99,767        (94,795)
Cash & Equivalents at Beginning of Period                     793,494        951,144
                                                            ---------      ---------
Cash & Equivalents at End of Period                         $ 893,261      $ 856,349
                                                            =========      =========

         See Accompanying Notes to Consolidated Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at August 31, 1997 and August 31, 1996 and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto as of November 30, 1996 and the Form 10-KSB as of November 30, 1996.

2.       ACCOUNTING FOR INCOME TAXES

         The Company has acquired net operating loss carry forwards relating to the SYF merger of approximately $1,123,855 which are available to offset future taxable income. However, to the extent such loss carry forwards are utilized to reduce future operating income, the related tax benefit will first be credited to goodwill until fully eliminated and then to income. Utilization of these losses is limited based on the taxable income generated by the activity that generated these losses and expire beginning in 1999. During the nine months ending August 31, 1997, the Company utilized $126,145 of its pre-acquisition net operating loss carry forward. This resulted in a Provision for Federal Income Taxes of $32,447 in the current period and a corresponding reduction of goodwill.

         The Company also has net operating loss carry forwards for tax purposes of approximately $637,616 relating to losses incurred subsequent to the SYF acquisition which expires beginning in 2006.

3.       INVESTMENTS

         The Company has classified its marketable debt into held-to-maturity and available-for-sale categories. Securities classified as held-to-maturity are reported at amortized cost and available-for-sale securities are reported at fair market value with unrealized gains or losses reported as a component of stockholders' equity. During the nine months ending August 31, 1997, and the year ending November 30, 1996, there were no realized or unrealized gains or losses reported as cost approximated fair value.

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

         Plaintiffs then commenced an action in the Circuit Court for the County of Oakland (the "Oakland County Action"). In the Oakland County Action, plaintiffs assert the same allegations of "fraud" that were asserted and dismissed in the federal action but are only seeking rescission of the

         McTub Partnership Agreement and/or money damages in connection with the formation of that partnership. This case does not involve any "securities" claims regarding the shares of common stock purchased by McCourt. The Company filed an answer denying liability, a counter-complaint in which it asserts a claim for fraud against McCourt, and a cross-claim against the McTub Company seeking certain declaratory relief in connection with loans to the partnership that were procured by its partners. Also, the Company filed an action in the Circuit Court for the County of Macomb, in which it asserted a claim for dissolution of the partnership (the "Macomb County Action"). That action was transferred to the Circuit Court for the County of Oakland and consolidated with the Oakland County Action. Both actions are scheduled for trial in December of 1997. The Company is unable at this time to estimate the probability of a successful conclusion to the litigation or to estimate the possible loss to the Company if it is not successful.

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

FINANCIAL CONDITION

Cash and Equivalents, Certificates of Deposit, and Marketable Securities increased by $99,850 for the nine months ended August 31, 1997, as compared with a decrease of $194,700 for the nine months ended August 31, 1996. The current period increase in the Company's cash position resulted primarily from its Net Income before Federal Income Taxes of $126,145, Depreciation and Amortization of $99,268, and a $48,480 decrease in Inventory resulting from a reduction of new restaurant construction-in-progress offset by a $88,350 increase in Accounts Receivable, a $31,668 reduction of Accounts Payable and Purchases Of Property & Equipment of $57,005. The decrease in cash position of the prior year resulted from costs related to the construction in progress of four restaurants, the purchase of the land and building of an existing franchisee, the purchase of property & equipment, the pre-payment of certain expenses, and the reduction of vendor payables.

The Company opened five new franchised Tubby's Sub Shops in each of the first three quarters of 1997. In addition, the Company anticipates an additional three new franchisee-owned locations will open by the end of its fourth quarter in 1997. New Development Agent agreements were also sold for certain counties and other areas in the state of Michigan, certain counties in the states of Illinois and Missouri, the state of Texas, and the provinces of Alberta and British Columbia, and Essex County, Ontario Canada. Additional new Development Agent agreements are expected by the end of 1997 with related new restaurant openings in 1998. Restaurants opened pursuant to Development Agent agreements generally require that Initial and Monthly Franchise Fees be shared with the respective development agent and, as a result, less income is recognized by the Company. Though the Company believes that planned new restaurants will open as anticipated, the responsibility to open and operate these locations by franchisees, who are unrelated to the Company, is ultimately not in the control of the Company. Unforeseen obstacles may either delay, alter or permanently prevent planned openings of franchisee-owned restaurants and accordingly may delay, alter or prevent Tubby's, Inc. from achieving it's anticipated goals for future growth of the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1997 AS COMPARED WITH THE THREE MONTHS ENDED AUGUST 31, 1996.

Revenues for the three months ended August 31, 1997, decreased $101,509 or 10.4% to $871,419 as compared to the same period in 1996. The stronger 1996 sales were largely attributable to Equipment & Restaurants Sales and Initial Franchise Fees resulting from the opening of three restaurants that were delayed from the second quarter of 1996 and the transfer fees collected from the sale of three existing restaurants.

The Company incurred Operating Income of $36,666 and Net Income of $21,117 for the three months ending August 31, 1997. For the three months ending August 31, 1996, the Company incurred Operating Income of $110,724 and a Net Income of $119,967. The current quarter's results were depressed by a non-cash Provision for Federal Income Taxes of $32,447, and shareholder relations expense of $36,675 resulting from costs relating to the prior year-end printing and distribution of year-end shareholder publications and increased efforts to enhance shareholder value, and a $10,248 loss resulting from the operation of Company-owned restaurants.

The Provision for Federal Income Taxes of $32,447 reflects the expense for the nine months of the current year and is results from by the utilization of net operating loss carry forwards, (see Note 2 of the Consolidated Financial Statements). Losses incurred from the operation of Company-owned restaurants decreased from $33,318 for the three months ending May 31, 1997 to a $10,248 loss for the current quarter. The decrease in losses from the operation of Company-owned restaurants is attributable to increased food sales of existing stores and the sale of a store in June of 1997 to a Tubby's Sub Shop franchisee. With the sale of another company-owned restaurant in September of 1997, losses resulting from the operation of company-owned restaurants are expected to decline further or be eliminated.

Food Sales for the quarter ending August 31, 1997, increased $25,253 or 12.26% as compared to the same period of 1996. Food Sales in 1996 resulted from two Company-owned restaurants that were open for the entire three months and one restaurant that was sold to a franchisee before the end of the quarter. Food Sales for the same period in 1997 resulted from four Company-owned restaurants that were open for the entire three months and one restaurant that was sold to a franchisee before the end of the quarter. An additional Company-owned restaurant was sold to a franchisee after the end of the quarter.

Monthly Franchise Fees for the three months ending August 31, 1997, increased by 31% or $49,673 as compared to the same period of 1996. This increase reflects the income derived from the increased franchisee food sales resulting from the advertising efforts of the Company and the additional monthly fees derived from its new franchisees. As successful new franchised Tubby's Sub Shops are opened, Monthly Franchise Fees are expected to increase, accordingly.

The Initial & Transfer Franchise Fees for the three months ending August 31, 1997, declined 23% when compared to the same period of 1996. The Initial & Transfer Franchise Fees in 1997 of $32,134 are attributable to the transfer of one franchised sub shop at $6,250, the opening of four franchised sub shops at reduced fees totaling $17,884 pursuant to Development Agent agreements, and the opening of one sub shop at the full convenience store location fee of $8,000. The Initial & Transfer Franchise Fees from the same period of 1996 resulted from the $18,750 fee from the transfer of three sub shops, and $23,000 of initial fees resulting from the opening of two new sub shops.

Marketing Rights fees of $10,500 are derived from Development Agent agreements and are paid by the respective agent for the privilege of marketing Tubby's Sub Shop franchises in a specific geographic region. Marketing Rights fees vary by geographic area and are generally due to Tubby's, Inc. as additional sub shops are franchised and opened in each respective region. There were no Marketing Rights income in the prior year.

Equipment & Restaurant income of $120,526 in 1997 represent sales of equipment to four new and several existing franchisees. The decrease in Equipment & Restaurant income in 1997 as compared to 1996 is attributable to the tendency of the Company in 1997 to not provide turnkey restaurants to new franchisees. Rather, many franchisees, particularly those located in other regions, contract their leasehold improvements construction with contractors in their specific geographic location and may acquire equipment from other vendors as well. The Company generally does not profit from the leasehold improvements that it contracts for the benefit of its franchisees. As a result, decreased Equipment & Restaurant Sales resulting from franchisee's contracting their leasehold improvements will not correspondingly decrease the profit that the Company would normally realize from the sale of equipment. Equipment acquired from other vendors instead of from the Company will decrease the profit Tubby's would otherwise realize upon the opening of new sub shops.

The increase in Monthly Advertising Fees to $157,790 for the three months ending August 31, 1997, reflect the successful advertising efforts of the Company and the additional monthly fees derived from its new Detroit area franchisees. As successful new franchised Tubby's Sub Shops are opened in the Detroit area, Monthly Franchise Fees are expected to increase. Advertising Fees collected from Tubby's franchisees are used to offset the related advertising costs. As such, revenue from Advertising Fees is recognized only to the extent that equivalent or greater expenses are incurred. Advertising Fees of $22,119 are classified as Deferred Revenue as of August 31, 1997.

The increase in Commissions & Other Fees to $109,305 represents increase rental income of $2,350 per month derived from a Company-owned but franchisee operated Tubby's Sub Shop which was rented in August of 1996 and increased estimates of vendor rebates.

The 29.2% increase in Operating Expenses for the three months ending August 31, 1997, of $130,729 is largely comprised of a $20,019 increase in spending for franchise development, a $60,175 increase in spending for advertising related expenses, a $26,790 increase in investor relations expense and a $24,865 increase in Tubby's administrative payroll as compared to the same period in 1996. Cost of Food Sales for the three months ending August 31, 1997, decreased from 72.7% of Food Sales in 1996 to 68.2% of Food Sales in the current period. Cost of Equipment & Restaurant Sales for the three months ending August 31, 1997, decreased from 82.7% of Equipment & Restaurant Sales to 81.8% when compared to the prior year.

Interest Expense decline by 51.1% for the current period when compared to the same period in 1996 reflecting the decreased debt of Tubby's. Interest Income for the three months ending August 31, 1997, increased to $20,626 from $15,682 of the similar period in 1996. The increase in Interest Income is due, in part, to the Company's decreased investment in franchise construction.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED AUGUST 31, 1997 AS COMPARED WITH THE NINE MONTHS ENDED AUGUST 31, 1996.

The Company incurred Operating Income of $74,995 and Net Income before Federal Income Taxes of $126,145 for the nine months ending August 31, 1997. For the nine months ending August 31, 1996, the Company incurred Operating Income of $65,586 and Net Income of $127,958. The Company incurred Net Income after Federal Income Taxes of $93,698 for the nine months ending August 31, 1997 with a $32,447 Provision for Federal Income taxes, (see Note 2 of the Consolidated Financial Statements). There was no Provision for Federal Income Taxes required in 1996.

The Company believes that this year's results were depressed by Franchise Development Expense of $128,029 for the nine months ending August 31, 1997, as compared to $44,496 for the same period of 1996, losses of $78,022 associated with the operation of its Company-owned restaurants this year as compared to losses of $1,577 from the prior year, increases in administrative payroll of $52,941 in 1997, and Depreciation in 1997 of $98,884 as compared to 1996 depreciation of $71,311. Franchise Development Expense results from the Company's increased efforts directed at expansion outside the Detroit area. These current year expenses are expected to result in increase revenue and profit in future periods as additional Tubby's Sub Shops are opened in regions outside the Detroit area. Losses associated with the operation of Company-owned restaurants are expected to be eliminated in the fourth quarter of 1997. Two Company-owned restaurants were sold in June and September of 1997, respectively. Current year losses attributable to these two restaurants totaled $67,333. The increase in administrative payroll results from the addition of two individuals that handle the marketing and purchasing functions. Depreciation increased by $27,572 resulting from the acquisition of a Tubby's Sub Shop building from a delinquent franchisee in July, 1996, and the modernization of the Company's management information systems. The previous years' results were also depressed by legal fees of $70,672 resulting from the continuing litigation (see Note 4 of the Consolidated Financial Statements).

Total Revenues for the nine months ending August 31, 1997, increased by 18.7% to $2,688,220. This broad based increase when compared to the same time period of 1996 resulted from a $123,179 or 20.3% increase in Food Sales, a $106,448 or 22.6% increase in Monthly Franchise Fees, a $46,134 or 61.7% increase in Initial & Transfer Franchise Fees, Marketing Rights of $25,019, a $19,535 or 4.6% increase in Equipment & Restaurant Sales, a $60,344 or 14.9% increase in Advertising Fees, and a $42,395 or 15.2% increase in Commissions & Fees. Advertising Fees collected from Tubby's franchisees are used to offset the related advertising costs. Revenue from Advertising Fees is recognized only to the extent that equivalent or greater expenses are incurred. Advertising Fees of $22,119 are classified as Deferred Revenue as of August 31, 1997.

The $123,179 increase in Food Sales was attributable to two Tubby's Sub Shops that were reacquired from delinquent franchisees and a newly opened Company-owned restaurant all occurring during the fourth quarter of 1996. In June of 1997, one of the reacquired restaurants was leased to a new franchisee for $500 per month accompanied with a $3,000 deposit. The monthly payments and the deposit will be applied to the purchase price of the restaurant should the franchisee exercise his option to purchase the restaurant during the twenty-four month period of the agreement. If the franchisee fails to exercise the option to acquire the restaurant; all funds received from him will be kept by Tubby's, Inc., and recognized as income. Until such time as when the disposition of the restaurant is determined, the Company will incur monthly depreciation charges of approximately $1,480 which will be partially offset by income resulting from monthly franchise fees. The Tubby's Sub Shop that was opened in the fourth quarter of 1996 was sold to a franchisee in September of 1997. As a result of the sale of the two Tubby's Sub Shops, Food Sales are expected to decline in the fourth quarter of 1997. Food Sales of these two restaurants prior to their sale totaled $150,714 in 1997.

The increase in Monthly Franchise Fees to $576,432 for the nine months ending August 31, 1997, reflects income derived from the increased franchisee food sales resulting from the advertising efforts of the Company and the additional monthly fees derived from its new franchisees. As new and successful franchised Tubby's Sub Shops are opened, Monthly Franchise Fees are expected to increase.

The Initial & Transfer Franchise Fees for the nine months ending August 31, 1997, of $120,884 were attributable to the transfer of two franchised sub shops at $6,250 each, the opening of eight franchised sub shops at reduced fees totaling $35,334 pursuant to Development Agent agreements, and the opening of seven sub shops at full fees totaling $73,000. The Initial & Transfer Franchise Fees from the same period of 1996 resulted from the $6,250 transfer fee of each of three sub shops, $43,500 of initial fees resulting from the opening of five new sub shops.

Marketing Rights fees of $25,019 are derived from Development Agent agreements and are paid by the respective agent for the privilege of marketing Tubby's Sub Shop franchises in a specific geographic region. Marketing Rights fees vary by geographic area and are generally due to Tubby's, Inc. as additional sub shops are franchised and opened in each respective region. There were no Marketing Rights income in the prior year.

Equipment & Restaurant of $446,218 represent sales of equipment to fourteen new and several existing franchisees. The increase in Equipment & Restaurant sales in 1997 as compared to 1996 is attributable to the increase pace of new Tubby's Sub Shop openings occurring this year in conjunction with the changing nature of the sales. The change in the nature of Equipment & Restaurant income in 1997 as compared to 1996 is attributable to the tendency of the Company in 1997 to not provide turnkey restaurants to new franchisees as it had in prior years. Rather, many franchisees, particularly those located in other regions, contract their leasehold improvements construction with contractors in their specific geographic location and may also acquire equipment from other vendors, as well. The Company generally does not profit from the leasehold improvements that it contracts for the benefit of its franchisees. As a result, decreased Equipment & Restaurant Sales resulting from franchisee's contracting their leasehold improvements will not correspondingly decrease the profit that the Company would normally realize from the sale of equipment for a new restaurant. However, equipment acquired from other vendors instead of from the Company will decrease the profit Tubby's would otherwise realize. With the planned opening of the three additional franchisee-owned sub shops as referred to above, Equipment & Restaurant sales are expected to decline through the last three months of 1997.

The increase in Monthly Advertising Fees to $466,470 for the nine months ending August 31, 1997, reflect income derived from the increased franchisee food sales resulting from the advertising efforts of the Company and the additional monthly fees derived from its new franchisees in the Detroit area. Advertising Fees collected from Tubby's franchisees are used to offset the related advertising costs. As such, revenue from Advertising Fees is recognized only to the extent that equivalent or greater expenses are incurred. Advertising Fees of $22,119 are classified as Deferred Revenue as of August 31, 1997. As new and successful franchised Tubby's Sub Shops are opened, Monthly Advertising Fees are expected to increase.

The increase in Commissions & Other Fees to $322,023 represents increase rental income of $2,350 per month derived from of a Company-owned but franchisee operated Tubby's Sub Shop and increased estimates of vendor rebates.

The 22.6% increase in Operating Expenses for the nine months ending August 31, 1997, of $319,093 is largely comprised of a $83,533 increase in spending for franchise development, a $133,210 increase in spending for advertising related expenses, a $52,491 increase in administrative payroll, a $27,572 increase in depreciation expense and a $35,122 increase in Investor Relations expense as compared to the same period in 1996. As a percentage of Total Revenues, Operating Expenses increased from 62.4% to 64.5% for the nine months ending August 31, 1997, as compared to the same nine months in 1996. Cost of Food Sales for the nine months ending August 31, 1997, remained relatively unchanged as a percentage of Food Sales when compared to the same time period in 1996. Cost of Equipment & Restaurant Sales for the nine months ending August 31, 1997, decreased to 80.4% from 82.2% for the same period in 1996.

Interest Expense decreased by $4,794 or 26% in 1997 as compared to the same period in 1996 reflecting the continued reduction of long term debt, lower interest rates, and the efforts of management to avoid additional debt.

Interest Income for the nine months ending August 31, 1997, declined to $64,169 from $70,113 of the similar period in 1996. The decline in Interest Income is due in part to generally lower interest rates available for short term corporate investments and the Company's increased investment in Company-owned restaurants. One Company-owned restaurant, which was purchased in July, 1996, is leased and operated by a franchisee as of August 1, 1996. Lease income from this location of $2,350 per month is included in Commissions & Other Fees.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents, Certificates of Deposit, and Marketable Securities increased by $99,850 for the nine months ended August 31, 1997, as compared with a decrease of $194,700 for the nine months ended August 31, 1996. The current period increase in the Company's cash position resulted primarily from its Net Income of $93,698, Depreciation and Amortization of $99,268, a $32,447 non-cash Provision for Federal Income Taxes and a $48,480 decrease in Inventory resulting from a reduction in new restaurant construction-in-progress offset by a $88,350 increase in Accounts Receivable, a $31,668 decrease in Accounts Payable and Purchases of New Equipment of $57,005. The decrease in cash position of the prior year resulted from an increase in new restaurant construction at that time, the prepayment of franchise development expenses, the purchase of new equipment and the reduction of vendor payables.

The Company opened five new franchised Tubby's Sub Shops in each of the first three quarters of 1997. In addition, the Company anticipates an additional three new franchisee-owned locations will open by the end of its fourth quarter of 1997. At the end of the fourth quarter on November 30th, the Company anticipates that a total of ninety restaurants will be open. New Development Agent agreements were also sold for certain counties and other areas in the state of Michigan, certain counties in the states of Illinois and Missouri, the state of Texas, and the provinces of Alberta and British Columbia, and Essex County, Ontario Canada. Additional new Development Agent agreements are expected by the end of 1997 with related new restaurant openings in 1998. Restaurants opened pursuant to Development Agent agreements generally require that Initial and Monthly Franchise Fees be shared with the respective development agent and, as a result, less income is recognized by the Company. Though the Company believes that planned new restaurants will open as anticipated, the responsibility to open and operate these locations by franchisees, who are unrelated to the Company, is ultimately not in the control of the Company. Unforeseen obstacles may either delay, alter or permanently prevent planned openings of franchisee-owned restaurants and accordingly may delay, alter or prevent Tubby's, Inc. from achieving it's anticipated goals for future growth of the Company.

The Company is responsible for supervising construction and equipment installation for some new locations. As part of that process, the Company will contract for the purchase of equipment and execute construction contracts. Although the Company is reimbursed entirely for its costs, it often must prepay some costs. As of August 31, 1997, the Company has three new locations scheduled to open by November 30, 1997. The Company may be responsible for the construction and equipment installation of these locations, all of which will be owned and operated by franchisees. The Company anticipates that it has sufficient working capital to internally finance these projects.

PART II - OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of Security Holders

                     None

Item 6.              Exhibits and Reports on Form 8-K

            (a)      There are no exhibits submitted with this report.

            (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the nine months ended August 31, 1997.

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




                                   TUBBY'S, INC.


                                   /s/  Robert M. Paganes
                                   --------------------------------------
                                   By:      Robert M. Paganes
                                            President, Chief Executive Officer
Dated:  July 10, 1997


                                   /s/  Melvyn Erdos
                                   ---------------------------------------
                                   By:      Melvyn Erdos
                                            Treasurer, Chief Financial Officer
Dated:  July 10, 1997