Form 10KSB
period 1997-11-30
TUBBYS INC
filed 1998-03-02
CIK 725398

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]
    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the Fiscal Year Ended November 30, 1997
                                           -----------------
                        Commission File Number 0-12706
                                              --------
                                TUBBY'S, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         New Jersey                                         22-2166602
------------------------------              ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
                        incorporation or organization)


     6029 East Fourteen Mile Road, Sterling Heights, Michigan 48312-5801
-----------------------------------------------------------------------------

       Registrant's telephone number, including area code 810/978-8829
                                                          ------------

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.01 Par Value
                         ---------------------------
                               (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the common stock on February 20, 1998, as reported on the NASDAQ SmallCap Market was approximately $3,700,717. Shares of common stock held by each officer and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    Issuer's revenues for its most recent fiscal year:    $3,599,035

    As of February 20, 1998, there were 2,583,114 shares of the registrant's common stock outstanding. This reflects a one for ten reverse stock split declared by the Company on January 21, 1998. Retroactive effect has been given to all share and per share data contained in this document.

                     DOCUMENTS INCORPORATED BY REFERENCE
                ---------------------------------------------
                See Items 9,10,11, and 12 of this Form 10-KSB

                                    PART I
                                    ------

    ITEM 1.    BUSINESS
    -------    --------

    Introduction
    ------------

    Tubby's, Inc., the Registrant, and its subsidiaries, are referred to herein as the "Company" or "Tubby's."

    History
    -------

    Tubby's was founded in 1968 in Metropolitan Detroit, Michigan. The Company began by selling submarine sandwiches from a small store. The Company enjoyed success and growth and in 1977 began the sale of franchises of its submarine sandwich concept. In 1990, the Company, through a reverse merger, acquired the rights to the Stuff-Yer-Face Restaurants which operated primarily in New Jersey.

    General Development of Business
    -------------------------------

    The 1998 outlook for Tubby's traces its roots back to the 1994 decision to concentrated on a "back to basics" approach. At that time, Company concentrated on restructuring its management team, consolidating administrative functions, eliminating unprofitable operations, and development of new Tubby's Sub Shop franchises. The results of this multi-faceted undertaking began to be realized in 1995. The Company achieved its initial goals and returned to profitability. In 1996, the Company continued its "back to basics" approach while beginning its next phase of strategic development.

    With an eye to the future, the Company sold its first Development Agent Agreement ("DA Agreement") in April, 1996. By the end of 1996, the Company had sold a total of four DA Agreements. In 1997, six additional DA Agreements were sold representing a potential of an additional 102 Tubby's Sub Shops over the next eight years. Stores that are expected to result from the implementation of DA Agreements are the contractual responsibility of the Development Agents ("DAs"). Tubby's anticipates that these agreements will be fulfilled on a timely basis as stipulated in their respective contracts. The following details the Company's efforts to franchise new stores in fiscal 1997 and anticipated stores in future years:

    This continuing strategy to sell DA Agreements, in addition to single store Tubby's Sub Shop franchises, has resulted in the following achievements in 1997, and expected openings in the first and second quarters of 1998:

    Six  DA Agreements Representing One Hundred Two Units:
    o    Seventeen store openings anticipated in year one.
    o    Eighteen store openings anticipated in year two.
    o    Twenty store openings anticipated in year three.
    o    Nineteen store openings anticipated in year four.
    o    Eighteen store openings anticipated in year five.
    o    Twelve store openings anticipated in year six and thereafter.

    Store Openings in 1997:
    o    Ten new franchised stores opened in 1997.
    o    Six stores opened pursuant to DA Agreements in 1997.
    o    Two company owned stores were sold or leased to franchisees in 1997.

    First and Second Quarters of 1998:
    o Fourteen new franchised stores are expected to be opened in the first and second quarters of 1998. Of these stores, nine are pursuant to DA Agreements.

    Closed and Reacquired Stores:
    o     Two franchisee owned Tubby's Sub Shop were closed in 1997.

    In February of 1998 the Company launched a new subsidiary named SUBperior Distribution Systems, Inc.,("SDS"). SDS was formed by management to become its distributor of food and restaurant supplies to the franchised and Company-owned Tubby's Sub Shops. SDS has contracted with an unrelated Detroit company that is experienced with institutional food distribution to provide the warehouse and distribution activities that are required.

    This General Development of Business section contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward-looking statements, due to a number of uncertainties, including but not limited to, those discussed below and in "Management's Discussion & Analysis of Financial Condition & Results of Operation."


    Description of Business
    -----------------------

    The Company develops, operates, franchises and services a system of restaurants which prepare and serve a comprehensive menu of submarine sandwiches and related items. Tubby's submarine sandwiches are all prepared to order and many of its sandwiches are cooked on a grill. These restaurants are franchised or owned and operated as company stores. The restaurants are located in Michigan, Ohio, New Jersey, Arizona, Pennsylvania, Missouri, Indiana, and Alberta, British Columbia and Ontario, Canada.

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

    As of November 30, 1997, a total of eighty-eight restaurants were in operation consisting of four Stuff-Yer-Face restaurants (of which one was operated by the Company), three Tubby's Express restaurants, (of which one was owned by the Company), and eighty-three Tubby's Sub Shops restaurants, (of which three were owned by the Company). In the first and second quarters of 1998, fourteen new franchisee owned Tubby's Sub Shop restaurants are expected to open.

    In February of 1998 the Company launched a new subsidiary named SUBperior Distribution Systems, Inc.,("SDS"). SDS was formed by management to become its distributor of food and restaurant supplies to the franchised and Company-owned Tubby's Sub Shops. SDS has contracted with a unaffiliated Detroit company that is experienced with multiple location institutional food distribution to provide the warehouse and distribution activities that are required to serve Tubby's Sub Shops.

    This Business section contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward-looking statements, due to a number of uncertainties, including but not limited to, those discussed below and in "Management's Discussion & Analysis of Financial Condition & Results of Operation."

    Products
    --------

    Tubby's restaurants offer a uniform menu which includes over twenty different submarine and pita sandwiches cooked to order, French fries, onion chips and breaded mushrooms, potato chips, soup, and a full line of Pepsi-Cola soft drinks. Some restaurants also offer a line of premium ice cream that is sold in cones, desserts and take home packaging.

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

    The Stuff-Yer-Face ("SYF") restaurants offer a menu featuring a specialty sandwich called a "Stromboli." A Stromboli is a closed sandwich with the bread freshly baked around a favorite filling selected by the customer together with cheeses, tomato sauce, onions and peppers. The Stromboli fillings, which customers may select in any combination, include meatballs, sausage, pepperoni, veal, steak, chicken and shrimp. The "Vegetaboli (R)" is a meatless "Boli" with fillings selected by the customer including eggplant, mushroom, broccoli and spinach. The sandwiches may be prepared in any combination of meat and vegetables. Management is of the opinion that wrapping the dough around the fillings improves the taste of the Stromboli over pizza through a steaming process which occurs inside the Stromboli. The steaming process permits the vegetables to retain flavor and crispness, meats to remain tender and juicy, and cheeses and sauce to blend together to create a fine flavor while also permitting the dough to crisp and brown. "Boli" sandwiches are served in two sizes: "Large", and a smaller size Boli, the "Baby Boli
    (R)."

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

    Franchising
    -----------

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

    Training
    --------

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

    After successfully completing the training program, Tubby's provides assistance to new franchisees by providing a member of Tubby's staff to the Franchisee's location for at least three days out of the first nine weeks of operation.

    Tubby's may charge a fee for the training described above. However, it is only obligated to provide such training for a Franchisee's first location. Additional training is available at a fee, as is assistance at a subsequent location.

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

    Supplies
    --------

    As of February 2, 1998, the Company initiated operation of its SUBperior Distribution Systems, Inc. ("SDS") subsidiary that sells food and proprietary items to its Franchisees. The Company also maintains an approved supplier list and the Franchisees are able to select the approved supplier of their choice. The Company's believes that its new subsidiary, SDS, will be able to provide its franchised and Company owned Tubby's Sub Shops with uniform and consistently high quality products at equivalent or lower prices than previously charged.

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

    Advertising
    -----------

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

    The Company has two full time employees devoted exclusively to the process of marketing and advertising for its Franchisees on both an individual and on a system wide basis. As a result of the efforts of these people, and the efforts of the Advertising Council, the Company has expanded and refined its marketing efforts and in 1998 will continue its advertising campaign.


    Company Stores
    --------------

    The Company owned and operated five Company restaurants as of November 30, 1997. Three of the Company restaurants operate as Tubby's Sub Shops, one restaurant operates as a Stuff-Yer-Face, and one restaurant operates as a Tubby's Express. In 1997, the Company sold one Tubby's Sub Shop and leased another, with an option to buy the restaurant, to franchisees. Both restaurants are operated as a Tubby's Sub Shop by the respective franchisees.

    Expansion Progress and Restaurant Development
    ---------------------------------------------

    Expansion is an important part of Tubby's growth plans. The Company carefully studies possible locations and evaluates those potential sites based on a variety of criteria including traffic patterns, population, availability of drive-thru permits and other relevant criteria. The following table shows a summary of the Company's franchise activity and Company store activity over the last five years:


                                                                    Fiscal Year Ended November 30,
        Tubby's/Tubby's Express/SYF Restaurants                  1997   1996    1995   1994   1993
                                                                 ----   ----    ----   ----   ----
                                                        Opened     16      7     10      7      5
                                                        Closed      2      2      3      1      4
                                               Ending Number (1)   88     74     69     62      56

(1) Company owned Tubby's Sub Shops include three in 1997, five in 1996, two in 1995 and three in 1993. Tubby's Express stores include three, one of which is operated under a joint venture operating agreement in 1997 and 1996, four, one of which was operated under a joint venture operating agreement in 1995, six, five of which were operated under a joint venture operating agreement, in 1994, and four in 1993. SYF restaurants include four in 1997 and 1996, (one of which is Company owned), four in 1995, and three in 1994, and 1993.

    Stores that are expected to result from the implementation of DA Agreements are the contractual responsibility of the respective DAs. Tubby's anticipates that these agreements will be fulfilled on a timely basis as stipulated in their respective contracts. The following details the Company's efforts to franchise new stores in fiscal 1997 and anticipated stores pursuant to DA Agreements and an Area Development Agreement in future years:

    Store Openings in 1997:
    o    Ten new franchised stores opened in 1997.
    o    Six stores opened pursuant to DA Agreements in 1997.
    o    Two company owned stores were sold to franchisees in 1997.

    Six  DA Agreements Representing One Hundred Two Units in Years After
         1997:
    o    Seventeen store openings anticipated in year one.
    o    Eighteen store openings anticipated in year two.
    o    Twenty store openings anticipated in year three.
    o    Nineteen store openings anticipated in year four.
    o    Eighteen store openings anticipated in year five.
    o    Twelve store openings anticipated in year six and thereafter.

    One Area Development Agreement Representing Five Units:
    o    Two store anticipated to open in 1998.
    o    One store anticipated to open in 1999.
    o    Two  stores are anticipated to open after 1999.

    As of February 2, 1998, the Company initiated operation of its SUBperior Distribution Systems, Inc. ("SDS") subsidiary that sells food and proprietary items to its Franchisees. The Company also maintains an approved supplier list and the Franchisees are able to select the approved supplier of their choice. The Company's believes that its new subsidiary, SDS, will be able to provide its franchised and Company owned Tubby's Sub Shops with uniform and consistently high quality products at equivalent or lower prices then previously charged.

    This Development section contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward-looking statements, due to a number of uncertainties, including but not limited to, those discussed below and in "Management's Discussion & Analysis of Financial Condition & Results of Operation."

    Competition
    -----------

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

    Trademarks and Service Marks
    ----------------------------

    The Company has registered trademark and service marks including "Tubby's", "Boli's" and the "Stuff-Yer-Face" names and logos. These trademarks and service marks, as well as others, are registered with the United States Patent and Trademark Office and are of material importance to the Company.

    Seasonal Operation
    ------------------

    Although weather can be a factor in the sales of the Company's products, the Company does not consider this business to be seasonal.

    Regulation
    ----------

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

    Customers
    ---------

    The Company is not dependent on a single customer.

    Backlog
    -------

    Company-owned restaurants have no backlog orders.

    Research and Development
    ------------------------

    The Company works hard to ensure that the menu meets the needs of its customers. Research and development efforts are done in conjunction with suppliers, franchisees and the general public. New products, if approved, are introduced via a variety of marketing programs. While the Company considers research and development to be essential to the successful long-term operation of the Company, its expenditures in this area at this time are not material.

    Employees
    ---------

    As of November 30, 1997, the Company employed fifteen people in the management and administration of the corporation. In addition, the Company owned three Tubby's Sub Shop restaurants, one Stuff-Yer-Face restaurant, and one Tubby's Express store. These stores employ about seventy-one people, including related store managers. None of Tubby's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

    ITEM 2.    PROPERTIES
    -------    ----------

    The Company leases approximately 9,000 square feet in an office building which it uses as its headquarters and warehouse under a five year lease. Tubby's believes that these facilities offer sufficient space to allow it to conduct its business affairs. As of January, 1998, the Company had notified the lessor of its corporate headquarters building that, pursuant to its lease, it intended to exercise its option to purchase the building at a contract price of $425,000.

    The Company owns two parcels of real estate. One parcel is leased to a Franchisee. The other parcel is currently being offered for sale. All of the Company's real estate has been pledged as collateral on outstanding mortgage loans and notes.

    The Company leases all its Company stores including its Stuff-Yer-Face and Tubby's Express locations. These leases are for various terms and various expiration dates.

    ITEM 3.    LEGAL PROCEEDINGS
    -------    -----------------

    On August 17, 1995, a civil action was commenced against the Company in the United States District Court for the Eastern District of Michigan. Patrick J. McCourt, as Trustee of the Patrick J. McCourt trust and as President of McCourt Corporation, purchased restricted shares of Tubby's common stock pursuant to private placements in June, July and November of 1993 and formed the McTub Company, a general partnership with Tubby's, in August of 1993 for the purpose of owning and operating certain quick-serve restaurants originally under the name "Cafe Express." Plaintiffs complaint sought rescission of those transactions and, in connection therewith, alleged violation of federal securities regulations, fraudulent misrepresentation, violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), dissolution of partnership and accounting, violation of Michigan Securities Act, and Michigan's Franchise Investment Law. Plaintiffs purchased a total of 1.5 million shares at $0.25 per share for a total purchase price of $375,000 and plaintiffs' total investment in the McTub Company was approximately $400,000. The Company filed an answer in which it denied liability to plaintiffs. In addition, the Company filed a cross-claim against the McTub Company seeking a declaratory judgment that the Company is entitled to a distribution in the amount of $105,000 prior to any other distributions that may be made by that Company. After the close of discovery, the Company filed motions for summary judgment of plaintiffs' securities fraud claims and to dismiss plaintiffs' RICO claims under state law, without prejudice. Thereafter, orders were entered granting judgment in the Company's favor with regard to plaintiffs' securities fraud claims and dismissing plaintiffs' RICO claims, with prejudice, and dismissing all of plaintiffs' remaining claims, without prejudice.

    Plaintiffs then commenced an action in the Circuit Court for the County of Oakland (the "Oakland County Action"). In the Oakland County Action, plaintiffs assert the same allegations of "fraud" that were asserted and dismissed in the federal action but are only seeking rescission of the McTub Partnership Agreement and/or money damages in connection with the formation of that partnership. This case did not involve any "securities" claims regarding the shares of common stock purchased by McCourt. The Company filed an answer denying liability, a counter-complaint in which it asserted a claim for fraud against McCourt, and a cross-claim against the McTub Company seeking certain declaratory relief in connection with loans to the partnership that were procured by its partners. Also, the Company filed an action in the Circuit Court for the County of Macomb in which it asserted a claim for dissolution of the partnership (the "Macomb County Action"). That action was transferred to the Circuit Court for the County of Oakland and consolidated with the Oakland County Action.

    In January 1998, the parties reached a settlement agreement regarding all of their claims. Pursuant to the January 7, 1998 release and settlement agreement, the McTub partnership paid McCourt $200,000 in 1998 as repayment of McCourt's 1993 loan in that amount to the partnership, without interest. In addition, the McTub Partnership paid McCourt $65,000 in 1998 in exchange for McCourt's entire ownership interest in the partnership. Finally, the parties mutually released each other from any and all claims, actions or causes of action whatsoever from the beginning of time to the date of the settlement agreement which either party may have had.

    Thereafter, the parties stipulated to the entry of an order dismissing both consolidated cases with prejudice and without costs which the Court entered on January 28, 1998.

    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    -------    ---------------------------------------------------

    There is no information required to be reported hereunder.

                                   Part II
                                   -------

    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
    -------    -----------------------------------------------------------
               MATTERS
               -------

    The following table sets forth the high and low stock prices for the Company's $.01 par value common stock as reported by NASDAQ for the fiscal years indicated.

    The following quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Tubby's, $.01 par value common stock is not necessarily indicative of future performance.

                       1996                                      1997
                       ----                                      ----
               High          Low                        High          Low
               ----          ---                        ----          ---
    Quarter 1  $7 13/16    $1  1/4        Quarter 1      $4  1/16    $2   1/2
    Quarter 2   4 11/16     2  1/2        Quarter 2       4  3/8      2  13/16
    Quarter 3   3  3/4      2  3/16       Quarter 3       4  3/8      2   3/16
    Quarter 4   3  7/16     1  9/16       Quarter 4       5           2   1/2

    As of February 20, 1998, the approximate number of shareholders of record of the Company was 7,000. The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and depends, among other factors, on earnings, capital requirements and the operating and financial condition. At the present time, the Company's anticipated financial capital requirements will be such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

    The Company announced that effective January 21, 1998, that it had declared a reverse stock split. As a result of this split, the amount of its outstanding shares has been reduced from approximately 26 million to less than 2.6 million. In connection with the reverse split, Tubby's amended its Articles of Incorporation to reduce the amount of its authorized shares from 60 million to 6 million shares so that the percentage of authorized shares that remains unissued does not exceed the percentage of authorized shares that was unissued before the share combination.

    ITEM 6.    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION &
    -------    -----------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

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

    Financial Overview
    ------------------

    Tubby's and its consolidated subsidiaries experienced an increase in 1997 Total Revenues of $475,819, or 15.2%. The Company earned income before taxes of $202,799, in 1997 versus $117,357, in 1996. The increase in revenues is attributable to increases in Food sales of $134,010, or 16.8%, Monthly Franchise fees of $126,885, or 19.3%, Advertising fees of $80,927, or 14.2%, and Commissions and other fees of $155,341, or 42.2%. Equipment and restaurant sales decreased by $35,637 or 5.8%. Ten new franchised stores opened in 1997 as well as six additional stores opened pursuant to DA agreements. Additionally, two company owned restaurants were sold or leased to franchisees in 1997.

    Operating Income in 1997 of $102,928 increased by 57.2% or $37,464 as compared to 1996. This increase in Operating Income was primarily a result of the $155,341 increase in Commissions and other fees as well as less dramatic increases in the other categories of revenue as referred to above. Operating expenses increase from 62.2% of Total Revenues in 1996 to 65.5% or an increase of $415,448 in 1997. Cost of food sales decreased from 73.8% of Food sales in 1996 to 71.7% in 1997. Cost of equipment and restaurants sales also decreased disproportionately from 86.5% of revenue in 1996 to 81.7% in 1997. Other Income also increased by 92.5% to $99,871 in 1997 reflecting increased interest income and decreased interest expense.

    One Company owned and operated restaurant was sold to a franchisee in September, 1997. An additional Company owned and operated restaurant that had been reacquired from a delinquent franchisee in 1996 was leased to a franchisee in June, 1997, with an option to purchase it after two years. Both restaurants continue to operate as Tubby's Sub Shops. The Food sales attributed to these restaurants were $150,714 in 1997.

    In November, 1995, the Company hired a new director of franchise development. This individual brought to Tubby's five years of restaurant industry experience in franchise sales. The Company attended, as an exhibitor, several national industry trade shows in its effort to gain national recognition and expand into new regions of the country. Among the impressive results of 1997, DA Agreements representing one hundred-two new Tubby's Sub Shops, over the next eight years, were initiated for potions of Texas, Missouri, Indiana, Illinois, Michigan and the provinces of Alberta, British Columbia and Ontario, Canada. Stores that are expected to result from the implementation of DA Agreements are the contractual responsibility of the DAs. Tubby's anticipates that these agreements will be fulfilled on a timely basis as stipulated in their respective contracts. Six Tubby's Sub Shops opened pursuant to DA Agreements in 1997. Ten other Tubby's Sub Shops opened in 1997.

    Tubby's currently conducts most of its business in the Metropolitan Detroit, Michigan region. The Detroit area economy is largely tied to the results of the domestic automotive industry. Employment and spending patterns of the people living in this area tend to mirror the operating results of these companies and their suppliers. During the last several years the domestic automobile industry improved significantly. As the domestic automobile industry hired additional workers the local economy also improved and so did the operating results of many of Tubby's franchised restaurants. The strength of Detroit's local economy is expected to continue in 1998. As additional stores are opened in other cities, royalty fee income derived from these stores will at least be partially dependent upon the economy in those areas. Although weather can be a factor in the sales of the Company's products, the Company does not consider this business to be seasonal.

    Results of Operations
    ---------------------

    Comparison of the years ended November 30, 1997 and 1996
    --------------------------------------------------------
    Tubby's and its consolidated subsidiaries experienced an increase in 1997 Total Revenues of $475,819 or 15.2%. The Company earned income before taxes of $202,799 in 1997 versus $117,357 in 1996 which is a 72.8%
    increase. Net Income after taxes was $107,499 in 1997 versus $117,357 in 1996 when no taxes on income were reflected (see Footnote #8 of the Notes to Consolidated Financial Statements).

    The increase in revenues is attributable to increased Food sales of $134,010, or 16.8%, Monthly Franchise fees of $126,885, or 19.3%,
    Advertising fees of $80,927, or 14.2%, and Commissions and other fees of $155,341, or 42.2%. Equipment and restaurant sales decreased by $35,637 or 5.8%. Ten new franchised stores opened in 1997 as well as six additional stores opened pursuant to DA agreements. Additionally, two Company owned restaurants were sold or leased to franchisees in 1997.

    The increase in Food sales revenues is primarily attributable to one Company owned restaurant that was opened and one existing restaurant that was reacquired from a delinquent franchisee both in the fourth quarter of 1996. The Company owned restaurant was sold to a franchisee in September, 1997. The reacquired restaurant was leased with an option to buy to a new franchisee in June, 1997. Both restaurants continue to operate as Tubby's Sub Shops. The Food sales attributable to these restaurants were $150,714 in

    1997. Operating Income in 1997 derived from Food sales increased by $54,413 or 26.1% from 1996. The increase in operating Income from Food sales was largely attributable to the two restaurants previously mentioned.

    The increased Monthly Franchise fees of $126,885 and Advertising fees of $80,927 in 1997 reflect increases in system wide sales resulting from the opening of new Tubby's Sub Shops and the accelerated efforts of the Company's marketing department. The Company believes that the strong economy will continue into 1998. With at least fourteen new Tubby's Sub Shops planned for the first six months of 1998 and more planned for the remainder of the year, and with the additional efforts of the Company's new marketing manager, system wide food sales should dramatically increase resulting in increased fees collected.

    The increase in Initial Franchise fees of $14,293 in 1997 consists of the amounts received from two new Tubby's Sub Shops and fees received from sixteen franchisees who either transferred ownership of existing franchisee owned restaurants or opened additional restaurants at reduced licensing fees in 1997. Initial fees in 1996 consisted of amounts received from two new franchisees and fees received from thirteen franchisees who either transferred ownership of existing Tubby's Sub Shops or open additional restaurants at reduced licensing fees. Reduced Initial licensing fees are collected from Tubby's Sub Shops opened pursuant to a DA Agreement, opened in non-traditional sites, or opened by existing franchisees.

    The Company experienced a decrease in Equipment and restaurant sales of $35,637 as result of the trend towards franchisees opening non-traditional Tubby's Sub Shops or opening restaurants pursuant to DA Agreements. In both of these situations, the Company frequently sells the franchisee the appropriate restaurant equipment but frequently does not participate in the construction of the leasehold improvements either due the restaurant being located in an established business site such as a service station or being located outside of the Detroit region. The Company did increase the Operating Income derived from Equipment and restaurant sales by $21,053 or 25% as a result of increased profit margins.

    Commissions and other fees are comprised of vendor rebates, marketing rights, and rental income of existing Company owned franchisee operated Tubby's Sub Shops. Vendor rebates increased in 1997 by $49,005 or 15.5% as compared to 1996. This increase resulted primarily from the increased systems wide food sales mention above. Rental income increased by $17,968 or 34.4% as compared to 1996. The increase in rental income resulted from the rental, in July of 1996, of a newly acquired existing Tubby's Sub Shop to a franchisee for the entire year of 1997. Marketing rights were first received in 1997 by the Company. In 1997, the Company received $45,019 for Marketing rights sold pursuant to DA Agreements.

    Operating expenses increased in 1997 by $415,448 or 21.4%. Additionally, Operating expenses increased disproportionately from 62.2% to 65.5% of Total Revenue. Operating expenses have increased as the Company continues to expand. The previously unfilled staff positions of purchasing and marketing were staffed at an expense of approximately $100,000 in 1997. Building rent of Company owned stores increased by about $38,000. Building rent is expected to decrease in the coming year as two Company owned restaurants were either sold or leased to franchisees. Advertising, promotional, and various marketing and franchise development expenses increased by $393,000 in 1997 as the Company expanded its marketing efforts in regions where Tubby's are located and further emphasis was placed on franchise development in other regions of North America. Certain operating expenses decreased, also. The most noteworthy decrease occurred in Legal fees which declined by $95,272 or 86.4% resulting from an overall decline in legal activity that required outside counsel and most other legal matters being handled by in-house counsel.

    Interest Income increased by $13,531 or 14.3% in 1997. This increase was attributable to interest income of $21,168 received from a franchisee currently in bankruptcy proceedings. Interest income is recorded when received. Management anticipates that interest income will decrease in 1998 as Tubby's growth accelerates. The Company's working capital is utilized during the construction phase, on a short term basis, to finance the new construction and equipment purchases of franchised restaurants. Upon the completion of a new restaurant, the franchisee is invoiced for the construction and equipment costs with a profit margin. As the pace of new restaurant construction accelerates; additional amounts of working capital will be utilized and interest income derived from idle funds will decrease as a result. Additionally, in

    February, 1998, the Company initiated operation of its SUBperior Distribution Systems, Inc. (SDS) subsidiary that sells food and proprietary items to its Franchisees. Due to characteristics of its business cycle, SDS is expected to maintain a sizable inventory and accounts receivable. To maximize profits SDS will also take advantage of purchase discounts that are normally available. The Company will utilize its excess funds to provide short term funding as required.

    Interest Expense decreased in 1997 by $18,663 or 66.1% when compared to 1996. Management expects this trend to not continue in 1998. As noted in the preceding paragraph, SDS is expected to utilize some portion or all of the Company's excess funds. To the extent that additional funds are required, the Company may utilize its revolving lines of credit. SDS maintains a $250,000 revolving line of credit with a financial institution in addition to a similar line of credit maintained by Tubby's Sub Shops, Inc. Interest for both lines of credit accrue on the unpaid balance at 1/2% over the prime rate charged by the financial institution. As of November 30, 1997, there were no borrowings under either line of credit.

    Liquidity and Capital Resources
    -------------------------------

    Cash and Equivalents combined with Investments increased by $76,548 when compared to 1996. The acquisition of property and equipment utilized $69,020 if cash in 1997 as compared to $462,155 in cash in 1996. An increase in Accounts Receivable of $198,543 and a decrease in Accounts Payable of $83,522 utilized Cash and Equivalents of $282,065.

    Cash Flows From Operating Activities Was $169,799 in 1997
    ---------------------------------------------------------

    Operating Activities Creating Significant Cash Inflows:
    -------------------------------------------------------
    o    Net Income of $107,499.
    o Non-cash adjustments to the Net Income included Depreciation and Amortization for 1997 of $135,468 and Taxes on Income of $95,300, (see Footnote #8 of the Notes to Consolidated Financial Statements).
    o Decreases in Prepaid expenses of $59,195 resulting from the payment of certain non-reoccurring marketing expenses.
    o Increases in Deferred revenue of $49,356 representing primarily the prepayment of initial licensing fees for Tubby's Sub Shops that are expected to open during the first two quarters of 1998.

    Operating Activities Creating Significant Cash Out Flows:
    ---------------------------------------------------------
    o Accounts receivable increased by $198,543 primarily as a result of equipment sales occurring near the end of the fourth quarter.
    o Decreases in Accounts payable of $83,522 resulting from acceleration of processing of accounts payable.


    Cash Flows Used By Investing Activities Was $16,921 in 1997
    -----------------------------------------------------------

    Cash Flows From Investing Activities:
    -------------------------------------
    o    Net Proceeds From Sale Of Property and Equipment of $5,000.
    o    Payments on Notes receivable of $52,912.

    Cash Used In Investing Activities:
    ----------------------------------
    o    Purchase of Certificate of Deposit and Investments of $5,813.
    o    Purchases of Property and Equipment of $69,020.

    Cash Flows From Financing Activities decreased by $82,143
    ---------------------------------------------------------

    Items Creating Cash In Flows:
    -----------------------------
    o Proceeds From long-term debt of $150,000 results from the refinancing through a new financial institution of Company owned but franchisee operated Tubby's Sub Shop.

    Cash Used In Financing Activities:
    ----------------------------------
    o Payments of Long-Term Debt of $232,143 relates to principal reduction on notes owed by the Company relating to the refinancing mentioned above and other payments of Company debt.

    Other Liquidity Related Items
    -----------------------------

    To generate sufficient cash flow to meet the needs of the Company, the Company must continue to operate profitably. In order for this to occur, Company owned restaurants must operate profitably and new stores must be added to the system.

    During fiscal year 1994, Tubby's concentrated on a "back to basics" approach to its business. The Company concentrated on eliminating unprofitable operations, consolidating administrative functions and development of new sub shop franchises. With a leaner and more focused management team, the Company was able in 1995 to concentrate on its core business of franchising Tubby's Sub Shops and becoming profitable. In 1996, the Company continued its focus on its core business of franchising Tubby's Sub Shops while remaining profitable. During 1996 and 1997 the Company began the implementation of its strategy to become a national chain of franchised restaurants rather then a regional chain as it had been in previous years. The Company initiated four DA Agreements in 1996 and an additional six DA Agreements in 1997.

    Expense control remains a critical element leading to the continued profitability of the Company. Management is continuing its ongoing review of expenses and is initiating cost reductions where appropriate. In the fourth quarter of the 1994 fiscal year management initiated significant salary and expense reductions--the full benefit of which is still being realized.

    During 1998, the Company has identified several items which will impact cash flow and the liquidity of the Company. Those items are:

    Items Creating Cash Inflows
    ---------------------------

    o In the first quarter of 1998, the Company expects to complete those locations that were under construction at the end of 1997 and realize $181,000 in cash from the respective sales at that time.

    o In February, 1998, the Company lunched its new subsidiary, SUBperior Distribution Systems, Inc., (`SDS"). SDS was created by management to become its distributor of food and restaurant supplies to the franchisee and Company owned Tubby's Sub Shops. SDS has contracted with an unrelated Detroit based company that is experienced with multiple location institutional food distribution to provide warehouse and distribution services that are necessary to serve Tubby's Sub Shops. The Company believes SDS will be able to provide its franchisee and Company owned restaurants with uniform and consistently high quality products at equivalent or lower prices then previously charged.

    o The Company anticipates the construction and opening of as many as fourteen new restaurants in the first two quarters of 1998. If these restaurants open as planned, the Company will realize operating income from the sale of equipment of about $10,000 from each store. The Company will also receive initial licensing fees, and ongoing monthly royalty and advertising fees. Reduced fees are derived from stores that are opened pursuant to DA Agreements.

    The Company also has sufficient equipment inventory (see Footnote #3 of the Consolidated Financial Statements) to meet some of the needs of the new Franchisees entering the system. Based on the existing commitments for new Franchisees, the Company anticipates that it will convert most of its existing inventory to cash in the 1998 year.

    Items Creating Cash Outflows
    ----------------------------

    o At November 30 ,1997, the Company had four restaurants at various stages of construction. These new locations will require significant additional expenditures before completion. These restaurants are franchise owned and operated. Upon their completion, the Company will recoup its investments in these locations. The Company believes that it has sufficient liquidity to complete these restaurants.

    o The Company's SDS subsidiary will require a significant investment in inventory to meet the needs of its restaurants and those owned by franchisees. As the inventory is sold it will be replenished and accounts receivable generated. The Company believes that with a combination of internal funding and existing lines of credit sufficient funds are available to maintain its inventory and accounts receivable.

    o In January, 1998, pursuant to its corporate headquarters lease, the Company notified its landlord of their intention to purchase the building at the contract price of $425,000. The Company has a confirmed commitment for funding the entire purchase. The terms of the commitment are 100% financing at a fixed rate of 8.25% for five years with a fifteen year amortization. After five years, a new commitment will be required.

    o In January, 1998, the Company paid $265,000 pursuant to a settlement agreement of claims by Patrick J. McCourt, as Trustee of the Patrick
         J. McCourt Trust and as President of McCourt Corporation, (See Item 3, Legal Proceedings).

    As a result of the above sources and uses of cash and the expected continued cash flows, the Company believes it has sufficient liquidity to meet the needs of the Company in 1998. The Company maintains two $250,000 lines of credit with a local financial institution to meet short term financial needs. Management believes that as a result of its "back to basics" approach, the recognition of these reoccurring items, and the ongoing reduction in operating expenses, the Company's operations will continue to improve in 1997.

    Recent Accounting Pronouncements
    --------------------------------

    The Financial Accounting Standards Board has issued SFAS No. 128 "Earnings per Share" which modifies the standards for computing earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997. This statement is not expected to have a material impact on the Company's computation of earnings per share.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

    Year 2000 Costs
    ---------------

    The Company, like most owners of computer software, will be required to modify certain portions of its software so that it will function properly in the year 2000. Maintenance or modification costs will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. Management believes these "year 2000" costs will be immaterial.


    Impact of Inflation
    -------------------

    The Company does not believe inflation has had a material impact on earnings during the past several years. The Company has demonstrated an ability to manage its assets, adjust retail prices, and use long-term debt for real estate holdings - made less expensive by inflation - and take such other steps as necessary to mitigate the effects of inflation.

    ITEM 7.    FINANCIAL STATEMENTS


                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                        November 30,
    ASSETS                                                         1997              1996
                                                                   ----              ----
    Current Assets
       Cash and equivalents                                       $  864,229   $  793,494
       Certificate of deposit                                        105,430      100,000
       Marketable securities                                          25,383       25,000
       Accounts receivable - trade, less allowance for doubtful
          accounts of $36,740 and $20,850 in 1997 and 1996           443,810      245,267
       Notes receivable                                               66,217       72,091
       Inventories                                                    99,419      102,805
       Prepaid expenses and other                                     51,449      110,644
                                                                  ----------   ----------

Total Current Assets                                               1,655,937    1,449,301
                                                                  ----------   ----------

Property and Equipment
       Land                                                          325,347      325,347
       Building and improvements                                     663,753      693,347
       Equipment                                                     527,265      440,705
       Furniture and fixtures                                        138,394      219,464
       Vehicles                                                       15,009       15,009
                                                                  ----------   ----------


                                                                   1,669,768    1,693,872
       Less accumulated depreciation                                 773,576      654,255
                                                                  ----------   ----------

Net Property and Equipment                                           896,192    1,039,617
                                                                  ----------   ----------

Other Assets
       Goodwill, less amortization of $81,118
          and $68,045 in 1997 and 1996                               229,918      338,241
       Notes receivable, less allowance for doubtful
          accounts of $-0- and $5,894 in 1997 and 1996               543,342      505,380
                                                                  ----------   ----------

Total Other Assets                                                   773,260      843,621
                                                                  ----------   ----------

Total All Assets                                                  $3,325,389   $3,332,539
                                                                  ==========   ==========

         See accompanying summary of accounting policies and notes to consolidated financial statements.


                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                November 30,
    LIABILITIES  AND  STOCKHOLDERS'  EQUITY                1997              1996
                                                           ----              ----
    Current Liabilities
       Accounts payable                                 $   106,407    $   189,929
       Accrued liabilities
       --Compensation                                        19,887         21,075
       --Other                                               16,153         13,305
       Deferred revenue                                     115,489         87,000
       Long-term debt due in one year                       220,520        266,825
                                                        -----------    -----------

Total Current Liabilities                                   478,456        578,134

Deferred Revenue                                             60,867         40,000

Long Term Debt, less amounts due in one year                139,932        175,770
                                                        -----------    -----------

Total Liabilities                                           679,255        793,904
                                                        -----------    -----------

Stockholders' Equity
       Common stock, $.01 par value, 6,000,000 shares
       authorized, 2,583,114 issued and outstanding          25,832         25,832
       Additional paid in capital                         3,485,844      3,485,844
       Retained earnings (deficit)                         (865,542)      (973,041)
                                                        -----------    -----------

Total Stockholders' Equity                                2,646,134      2,538,635
                                                        -----------    -----------


Total Liabilities and Stockholders' Equity              $ 3,325,389    $ 3,332,539
                                                        ===========    ===========

       See accompanying summary of accounting policies and notes to consolidated financial statements.



                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended November 30,
    CONSOLIDATED  STATEMENTS  OF  OPERATIONS       1997              1996
                                                   ----              ----
    Revenues
       Food  sales                              $   931,000    $   796,990
       Franchise fees
       --Monthly                                    785,959        659,074
       --Initial                                    132,543        118,250
       Advertising fees                             650,909        569,982
       Equipment and restaurant sales               575,427        611,064
       Commissions and other fees                   523,197        367,856
                                                -----------    -----------

Total Revenues                                    3,599,035      3,123,216
                                                -----------    -----------

Costs and Expenses
       Operating expenses                         2,357,938      1,942,490
       Cost of food sales                           667,854        588,257
       Cost of equipment and restaurant sales       470,315        527,005
                                                -----------    -----------

Total Costs and Expenses                          3,496,107      3,057,752
                                                -----------    -----------

Operating Income                                    102,928         65,464
                                                -----------    -----------

Other Income (Expense)
       Interest income                              108,430         94,899
       Interest expense                              (9,572)       (28,235)
       Gain (loss) on sale of fixed assets             --           (5,880)
       Miscellaneous                                  1,013         (8,891)
                                                -----------    -----------

Total Other Income                                   99,871         51,893
                                                -----------    -----------

Income Before Taxes on Income                       202,799        117,357

Taxes on Income                                      95,300           --
                                                -----------    -----------

Net Income                                          107,499        117,357
                                                ===========    ===========

Earnings Per Share                                      .04            .05
                                                ===========    ===========

Weighted Average Common Shares Outstanding        2,604,720      2,556,720
                                                ===========    ===========

       See accompanying summary of accounting policies and notes to consolidated financial statements.


                     TUBBY'S, INCORPORATED & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                               COMMON                   ADDITIONAL      RETAINED
                               STOCK                    PAID-IN         EARNINGS
                               SHARES      AMOUNT       CAPITAL         (DEFICIT)    TOTAL
                               ------      ------       -------         ---------    -----
Balance, at December 1, 1995  2,538,114   $25,382   $ 3,430,044    $(1,090,398)   $ 2,365,028

Issuance of common stock                   45,000           450         55,800         56,250

Net income                        --        --            --           117,357        117,357
                             ----------    ------    ----------     ----------     ----------



Balance, at November 30, 1996 2,583,114    25,832     3,485,844      (973,041)     2,538,635


Net income                        --        --            --          107,499        107,499
                             ----------    ------    ----------     ----------     ---------




Balance, at November 30, 1997 2,583,114   $25,832   $ 3,485,844   $  (865,542)   $ 2,646,134
                             ==========   =======   ===========    ==========     ==========


       See accompanying summary of accounting policies and notes to consolidated financial statements.



                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended November 30,
                                                                             1997              1996
                                                                             ----              ----
    Cash Flows From Operating Activities
       Net income                                                             $ 107,499    $ 117,357
       Adjustments to reconcile net income to net
          cash provided by operating activities
       Depreciation and amortization                                            135,468      105,226
       Taxes on income                                                           95,300         --
       Loss on sale of fixed assets                                                --          5,880
       Increase (Decrease) In Cash Due to Changes In
       Accounts receivable                                                     (198,543)     (11,596)
       Inventories                                                                3,386      (67,965)
       Prepaid expenses and other                                                59,195      (65,506)
       Accounts payable                                                         (83,522)      26,457
       Accrued liabilities                                                        1,660      (19,344)
       Deferred revenues                                                         49,356      (44,000)
                                                                              ---------    ---------

Net Cash Provided by Operating Activities                                       169,799       46,509
                                                                              ---------    ---------

Cash Flows From Investing Activities
       Purchase of property and equipment                                       (69,020)    (462,155)
       Payments on note receivable                                               52,912      133,899
       Increase in certificate of deposit and marketable securities (5,813)     (25,000)
       Net proceeds from sale of property and equipment                           5,000       13,500
       Sale of certificate of deposit and marketable securities                    --        154,590
       Other assets                                                                --         (2,242)
Net Cash Used In Investing Activities                                           (16,921)    (186,371)
                                                                              ---------    ---------

Cash Flows From Financing Activities
       Proceeds from long-term debt                                             150,000         --
       Payments on long-term debt                                              (232,143)     (74,038)
       Proceeds from issuance of capital stock                                     --         56,250
                                                                              ---------    ---------
Net Cash Used In Financing Activities                                           (82,143)     (17,788)
                                                                              ---------    ---------

Net Increase (Decrease) in Cash                                                  70,735     (157,650)
Cash and Equivalents, at beginning of period                                    793,494      951,144
                                                                              ---------    ---------

Cash and Equivalents, at end of period                                        $ 864,229    $ 793,494
                                                                              =========    =========

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              NOVEMBER 30, 1997


    1.  SUMMARY  OF  ACCOUNTING  POLICIES

    Principles of Consolidation
    ---------------------------
    The accompanying consolidated financial statements include the accounts of Tubby's Inc., its wholly-owned subsidiaries and its fifty-one percent partnership interest in the McTub Company (Tubby's Express). Intercompany balances and transactions have been eliminated.

    Natures of Operations
    ---------------------
    The Company's and its subsidiaries' revenue is derived from: (1) franchise and advertising fees for the rights to operate sit down and carry-out restaurants specializing in submarine sandwiches, hamburgers or steak sandwiches, pizzas or ice cream; (2) food sales at Company owned stores; (3) equipment sales to franchisees; and (4) vendor commissions and rebates. The Company and its franchisees operate restaurants in Michigan, Ohio, New Jersey, Pennsylvania, Arizona, Missouri, Indiana and the provinces of Ontario and Alberta Canada.

    Concentrations of Credit Risk
    -----------------------------
    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, certificates of deposit, marketable securities and accounts and notes receivable. At times such cash and equivalents in banks are in excess of the respective financial institution's FDIC insurance limit. The Company attempts to minimize credit risk by reviewing all franchisees' credit history before extending credit and by monitoring franchisees' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on accounts and notes receivable, when necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company also establishes an allowance for possible losses, when necessary, for declines in market value of its marketable securities.

    Fair Values of Financial Instruments
    ------------------------------------
    The carrying amounts of cash, cash equivalents, certificates of deposit, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

    The carrying amounts of the long-term debt issued pursuant to the Company's credit agreements approximate fair value because the interest rates on these instruments approximate market rates.

    Use of Estimates
    ----------------
    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from these estimates.

    Cash and Equivalents and Certificate of Deposit
    -----------------------------------------------

    Cash and equivalents consist of cash, certificates of deposit, money market funds, U.S. Treasury bills and commercial paper with maturity dates not exceeding three months.

    Certificates of deposit with maturity dates exceeding three months are separately classified on the balance sheet.

    Inventories
    -----------
    Inventories include food and equipment held for resale to franchisees. Inventories are stated at the lower of cost (primarily on a specific identification basis) or market.

    Property and Equipment
    ----------------------
    Property and equipment are stated at cost. Depreciation is computed over the useful lives of the assets ranging from 5 to 19 years, using the straight-line method. Depreciation expense was $122,395 and $94,550 in 1997 and 1996, respectively.

    Goodwill
    --------
    Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at acquisition. The Company amortizes goodwill over periods not exceeding 40 years. The Company reviews goodwill for impairment based upon the estimated undiscounted cash flows over the remaining life of the goodwill. If necessary, impairment will be measured based on the difference between undiscounted cash flows and the book value of the related goodwill.

    Revenue Recognition
    -------------------
    Monthly franchise fees are recognized based on the franchisees' sales as earned, except where collection is not deemed probable. Advertising fees are recognized as related expenses are incurred

    Initial franchise fees and fees from Area Development Agreements ("ADA's") are deferred until the Company has substantially met its obligations under the franchise agreement, which is generally at the time the store is opened. Deferred revenues under ADA's are recognized as revenue on a pro rata basis as each store opens.

    Advances under vendor rebate agreements are deferred and recognized as revenue over the term of the agreements.

    Advertising Costs
    -----------------
    The Company expenses the cost of advertising as incurred. Advertising expense was approximately $651,000 and $582,000 in 1997 and 1996, respectively.

    Taxes on Income
    ---------------
    Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

    Earnings Per Share
    ------------------
    The computation of earnings per share is based on the weighted average number of outstanding common shares and equivalents. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options which would have a dilutive effect in years where there are earnings.

    In January 1998, the Company declared a one for ten reverse stock split. As a result, the amount of outstanding shares has been reduced from 25,831,131 to 2,583,114. In connection with the reverse stock split, the Company amended it Articles of Incorporation to reduce the number of shares authorized from 60,000,000 to 6,000,000. Retroactive effect has been given to all share and per share data contained in the consolidated financial statements.

    The Financial Accounting Standards Board has issued SFAS No. 128 "Earnings per Share" which modifies the standards for computing earnings per share. The statement is effective for financial statements issued for periods ending after December 15, 1997. The statements is not expected to have a material impact on the Company's computation of earnings per share.

    Long-lived Assets
    -----------------
    The Company adopted the provision of Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of" during the year ended November 30, 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and related goodwill to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adopting this standard did not have a financial impact on the Company.

    The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstance indicate that the carrying amount of assets may not be recoverable. The Company evaluates whether impairment exists on the basis of undiscounted future cash flows from operations before interest for the remaining useful life of the assets. Any long-lived assets held for disposal are reported at the lower of these carrying amounts or fair value less costs to sell.

    Recent Accounting Pronouncements
    --------------------------------
    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operation and financial position, however, will be unaffected by implementation of this standard.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

    2.   MARKETABLE SECURITIES

    The Company has classified its marketable securities as available-for-sale and are reported at fair market value with unrealized gains or losses reported as a component of stockholders' equity. Available-for-sale securities are comprised of corporate bonds. During each of the fiscal years and as of November 30, 1997 and 1996, there were no realized or unrealized gains or losses reported as cost approximated fair value.

    At November 30, 1997, corporate bonds included in available-for-sale securities have contractual maturities exceeding ten years.

    3.  INVENTORIES

        Inventories at November 30, 1997 and 1996 are summarized as follows:


                         1997      1996
                       --------   -------
Equipment              $ 70,430   $ 80,994
Food and paper goods     28,989     21,811
                       --------   --------

                       $ 99,419   $102,805
                       ========   ========

    4.  NOTES  RECEIVABLE

    Notes receivable consisted of the following at November 30, 1997 and 1996.

                                                             1997         1996
                                                             ----         ----
Note receivable, due in monthly installments
   with interest at 10%, collateralized by a second
   mortgage on property, maturing in 2007                    $330,296   $347,629

Various notes receivable, due in monthly installments with
   interest at various interest rates up to 10%,
   collateralized by equipment,
   maturing through 2001                                      279,263    229,842
                                                             --------   --------

                                                              609,559    577,471
Less amounts due within one year                               66,217     72,091
                                                             --------   --------

Total Notes Receivable - Noncurrent                          $543,342   $505,380
                                                             ========   ========

    The Company's recorded investment in impaired loans totaled $43,000, with no related credit loss allowance, in 1997 and 1996. The average recorded investment in impaired loans during 1997 was $43,000, with related interest income recognized in 1997 of approximately $21,000. Interest Income on impaired loans is recognized only when payments are received.

    5.  REVOLVING  CREDIT  AGREEMENT

    In January 1997, the Company entered into a $250,000 line-of-credit with a bank with interest payable at the bank's prime rate plus one-half percent (9.0% at November 30, 1997). Short-term borrowings are due on demand and are secured by a blanket lien on all assets of the Company and a pledged $100,000 certificate of deposit. No borrowings were outstanding under the line-of-credit at November 30, 1997 and 1996.

    6.  LONG-TERM  DEBT

    Long-term debt consisted of the following at November 30, 1997 and 1996.

                                                               1997           1996
                                                               ----           ----
Notes payable- stockholder (see Note 13)                         $200,000   $200,000


                                                               1997           1996
                                                               ----           ----
Mortgage notes payable in equal monthly installments of $1,930 through March, 2002, at which
time a balloon payment is due; with interest
payable at 9.25%                                                  142,084    180,704

Other obligations payable in equal monthly
   installments of $1,100 through September
   2000, with interest of up to 9%                                 18,368     19,857

Notes payable - paid during 1997                                     --       42,034
                                                                 ________   ________
                                                                  360,452    442,595
Less amounts due within one year                                  220,520    266,825
                                                                 ________   ________
                                                                 $139,932   $175,770
                                                                 ========   ========

    The Company has pledged substantially all of its property and equipment as collateral for repayment of debt.

    Annual maturities of long-term debt are as follows:


                                                                 1998       $220,520
                                                                 1999         16,223
                                                                 2000         15,906
                                                                 2001         13,700
                                                                 2002         94,103
                                                                 -------------------
                                                                            $360,452

    7.  RELATED  PARTIES

    Two founding stockholders of the Company are directors and are also officers. These stockholders own approximately 17% of the outstanding common stock. In addition to their responsibilities to the Company, they also own and operate three franchised Tubby's restaurants. The following is a summary of activity with these stockholders and their restaurants as of and for the years ended November 30, 1997 and 1996.

                                                    1997        1996
Accounts receivable                               $ 29,191   $ 26,262

Notes receivable, due in quarterly installments
   plus interest at 9%                                --       24,436

Franchise and advertising fees                     151,130    150,215

Interest income                                      1,431      3,401

    8.  INCOME TAXES

    Significant components of deferred tax assets and liabilities consist of the following at November 30, 1997 and 1996.

        Deferred Tax Assets                        1997            1996
        ---------------------                      ----            ----
               Net operating loss carry-forwards  $615,000      $725,000
               Allowance for doubtful accounts      60,000        43,000
               Deferred revenue                     22,000        13,000
               Depreciation                         12,000        10,000
               Other                                 1,000         2,000
                                                  --------   -----------

           Net Deferred Tax Asset                  710,000       793,000

               Valuation allowance on net
                deferred tax asset                (710,000)     (793,000)
                                                  --------      --------
               Deferred Taxes                     $     --      $      --
                                                  ========      =========

-------------------------------------------------------------

    The following reconciles the expected income tax rate to the effective income tax rate.

                                                     1997      1996
                                                    -----     -----
Income taxes (benefit) at federal statutory rate     34.0%    34.0%
Tax expense resulting from utilization of NOLs       47.0        --
Valuation allowance adjustment                      (40.9)   (53.7)
Non-deductible goodwill and entertainment
   expenses                                           8.3     14.6
Other                                                (1.4)     5.1
                                                     ----      ---
Effective Tax Rate                                   47.0%      --%
                                                     ====      ===

    The Company has acquired net operating loss carry-forwards of approximately $918,000 which are available to offset future taxable income. However, to the extent such loss carry-forwards are utilized to reduce future taxable income, the related tax benefit will first be credited to goodwill until fully eliminated and then to income. In 1997, the Company had taxable income of approximately 288,000 which when utilizing the loss carry-forwards resulted of a reduction of goodwill of $95,300. Utilization of these losses is limited based on the taxable income generated by the activity that generated these losses and the carry-forwards expire beginning in 1999.

    The Company also has net operating loss carry-forwards for tax purposes of approximately $892,000 relating to losses incurred subsequent to the above mentioned acquisition which expire from 2006, through 2009.

    9.  STOCK  OPTION  PLAN

    The Company has stock option plans under which key employees may be granted options to purchase a specific number of shares of the Company's with option prices approximating market prices at the date of grant. Options are subject to the terms of each plan.

    The Company applies Accounting Principles Board Option No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the Plan. Had compensation expense for the Company's stock option plans has been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been the following pro forma amounts:

                         1997           1996
                         ----           ----
Net Income
As reported          $   107,499      117,357
Pro forma                 52,276      117,357

Earnings Per Share
As reported                  .04          .05
Pro forma                    .02          .05

    As of November 30, 1997, 283,383 shares were reserved under the Incentive Stock Option Plan and 83,300 were reserved under the non-statutory Incentive Stock Option Plan. A summary of the options is as follows:


                                                        Weighted Average
                                              Shares     Exercise Price
                                              ------     --------------
Incentive Stock Option Plan
           Outstanding, at December 1, 1995
           (2,967 exercisable)                 112,967    $   2.50
           Exercised                           (45,000)       1.20
           Expired                              (7,500)       3.10

Outstanding, at November 30, 1996
           (60,467 exercisable)                 60,467        3.10
           Granted                              13,500        3.30

Outstanding at November 30, 1997
           (60,467 exercisable)                 73,967        3.20

-----------------------------------------------------------------------------


                                                        Weighted Average
                                               Shares    Exercise Price
                                               ------    --------------
Non-Statutory Incentive Option Plan
    Outstanding at December 1, 1995
           and November 30, 1996
           (20,000 exercisable)                 20,000    $   3.60
           Granted                              20,500        1.60

-----------------------------------------------------------------------------

                                                        Weighted Average
                                               Shares    Exercise Price
                                               ------    --------------
Outstanding at November 30, 1997
           (20,000 exercisable)                 40,500        2.60

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997: dividend yield of 0%; expected volatility of 74%; risk free interest rate of 6.2%; and expected lives of 3.3 years.

    The weighted average grant date fair value options granted in 1997 was $2.00.

    The following is a summary of stock options outstanding at November 30, 1997:


                                                             Options Outstanding
                                                             -------------------
                                                         Weighted Average  Weighted
                                                            Remaining       Average
                                                          Contractual      Exercise
    Price Range                             Number         Life (Years)     Price
    -----------                             ------         ------------     -----
    Incentive Stock Option Plan
    $ 1.60 -1.90                             20,000          7.7          $ 1.80
      3.10 -4.40                             53,833          7.3            3.70
      8.40                                      134          6.0            8.40
                                             ------          ---          ------
                                             73,967          7.4          $ 3.20
     Non-Statutory Plan
    $  1.50 - 1.90                           20,500          9.7          $ 1.60
       3.60                                  20,000          4.0            3.60
                                             ------          ---          ------
                                             40,500          6.9          $ 2.60

                                                                       Options Exercisable
                                                                         Weighted Average
    Price Range                             Number                        Exercise Price
    -----------                             ------                        --------------
    Incentive Stock Option Plan
               $1.60 -1.90                   20,000                       $ 1.80
                3.10 -4.40                   40,333                         3.70
                8.40                            134                         8.40
                                             ------                       ------
                                             60,467                       $ 3.10
     Non-Statutory Plan
               $ 3.60                        20,000                       $ 3.60

    The weighted average exercise price of the 60,467 shares which were exercisable at November 30, 1996, was $3.10.

    10. EMPLOYEE BENEFIT PLAN

    In 1997, the Company implemented a 401(k) plan covering substantially all full-time employees. The Company matches each employee's contribution up to a predetermined limit. The Company's contribution expense amounted to approximately $3,000 in 1997.

    11. OPERATING  LEASES

    The Company leases buildings, equipment, and restaurant space under various operating leases. The future minimum rental payments, under all operating leases containing minimum annual rental payments, are as follows:



               1998         $ 76,540
               1999           44,370
               2000           30,560
               2001           14,300
                            --------
                            $ 65,770

    Total rent expense under the operating leases was approximately $120,000 and $129,000 for 1997 and 1996, respectively.

    12. SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION

               Cash paid during the year for:

               Year Ended November 30,                1997           1996
                                                      ----           ----
               Interest                             $17,572       $28,235
               Income taxes                              --        10,000

    During 1997, the Company exchanged property and equipment for a note receivable totaling $85,000.

    13. LITIGATION SETTLEMENT

    In January 1998, the Company entered into a release and settlement agreement with Patrick J. McCourt (McCourt), minority shareholder of McTub Company, in connection with the litigation between the Company and McCourt. The agreement required the Company to pay McCourt the sum of $200,000 which constitutes repayment of the principle of a term note dated in October 1993. The liability under the term note is included in the "long-term debt due in one year" caption in the accompanying consolidated balance sheets. Also, in connection with the agreement, the Company agreed to pay McCourt $65,000 in 1998 for his 49% interest in McTub Company. The agreement discharges and releases the Company from any and all claims with McCourt.

    14. SUBSEQUENT EVENTS

    o Subsequent to November 30, 1997, the Company entered into a commitment for the purchase of the building that houses its corporate headquarters fort the total cost of $425,000. Long term financing will be obtained in connection with the purchase of the building.

    o In February 1998, the Company began a new subsidiary named SUBperior Distribution Systems, Inc. ("SDS"). SDS was formed by management to become its distributor of food and restaurant supplies to the franchised and Company-owned Tubby's Sub Shops. SDS has contracted with an unaffiliated company that is experienced with multiple location institutional food distribution to provide the warehouse and distribution to provide the warehouse and distribution activities that are required to serve Tubby's Sub Shops. In connection with the addition of the new subsidiary the Company entered into an additional line-of-credit agreement, which allows for maximum borrowings of $250,000 with interest payable at prime plus one-half percent.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






    The Board of Directors
    Tubby's, Inc. and Subsidiaries


    We have audited the accompanying consolidated balance sheets of Tubby's, Inc. and Subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tubby's, Inc. and Subsidiaries at November 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                   BDO Seidman, LLP



    Troy, Michigan
    February 3, 1998

    ITEM 8.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
    -------    --------------------------------------------------------------
               FINANCIAL DISCLOSURE
               --------------------

    There is no information required to be reported hereunder.

    ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    -------    --------------------------------------------------

    Information with respect to the directors and executives officers of the Company, is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to the Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

    Directors and Executive Officers of the Registrant
    --------------------------------------------------

    All of the executive officers of Tubby's as of February 20, 1998, are shown below. Each of the executive officers has a term of office until the June, 1998 Board of Directors meeting.


                NAME/ AGE            POSITION HELD WITH REGISTRANT
                ---------            -----------------------------
         Robert M. Paganes /41       President and Chief Executive Officer
         Peter T. Paganes/55         Vice President
         Vincent J. Tatone /41       Secretary
         Melvyn Erdos, CPA/49        Treasurer and Chief Financial Officer

    Messrs. Paganes are brothers and shareholders of the Company. There are no other relationships among the executive officers.

    ITEM 10.   EXECUTIVE COMPENSATION
    --------   ----------------------

    The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

    ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    --------   --------------------------------------------------------------

    The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

    ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    --------   ----------------------------------------------

    The information required in response to this Item is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Report.

    ITEM 13.   EXHIBITS AND REPORTS ON 8K
    --------   --------------------------


                                                                                 Page
        (a)    Documents filed as a part of this report:

        (1)    Financial Statements:

               Consolidated Balance Sheets as of November 30, 1997 and 1996.....18, 19


               Consolidated Statements of Operations for the Years Ended
               November 30, 1997 and 1996...........................................20

               Consolidated Statements of Shareholders' Equity for the
               Years Ended November 30, 1997 and 1996...............................21

               Consolidated Statement of Cash Flows for the Years Ended
               November 30, 1997 and 1996...........................................22

               Notes to Consolidated Financial Statements...........................23

               Report of Independent Auditors.......................................31

               (b) Reports on Form 8-K

               (1) The Company filed Form 8-K dated January 15, 1998,
                reporting the Board of Directors approval of a one for ten reverse stock split effective January 21, 1998.

               (c) Exhibits:

               Name/Type of Exhibit
               03     Articles of  Incorporation  for new  subsidiary  -
                      SUBperior  Distribution  Systems,     Inc.
               10     Material Contract - Sun Valley Foods Company
               21     Subsidiaries of the registrant
               23     Consent of independent certified public accountants

                                  SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                    TUBBY'S, INC.


                                    Robert M. Paganes
                                    -----------------
                                    By:    Robert M. Paganes
                                    Its:   President & Chief Executive Officer


                                    Melvyn Erdos
                                    ------------
                                    By:    Melvyn Erdos
                                    Its:   Treasurer & Chief Financial Officer



    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


    SIGNATURE             TITLE                                         DATE
    ---------             -----                                         ----
  /s/Peter T. Paganes     Chairman of the Board, Vice-President        02/27/98

  /s/Robert M. Paganes    President, Chief Executive Officer, Director 02/27/98

  /s/Vincent J. Tatone    Secretary, Director                          02/27/98

  /s/John M. Fayad        Director                                     02/27/98

  /s/Ronald D. Boraks     Director                                     02/27/98