Form 10KSB/A
period 1997-11-30
TUBBYS INC
filed 1998-04-03
CIK 725398

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                               FORM 10-KSB/A-1


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

               (c) Exhibits:

               Name/Type of Exhibit
               03     Articles of  Incorporation  for new  subsidiary  -
                      SUBperior  Distribution  Systems,     Inc.
               10     Material Contract - Sun Valley Foods Company
               13     Tubby's, Inc. 1997 Annual Report
               21     Subsidiaries of the registrant
               23     Consent of independent certified public accountants

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