Form 10-Q
period 1998-02-28
TUBBYS INC
filed 1998-04-15
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 1998
                               -------------------
         OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________
Commission File Number 0-12706


                                Tubby's, Inc.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


           New Jersey                                   22-2166602
-----------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
of incorporation or organization)             Number)


         6029 E. Fourteen Mile Road, Sterling Heights, Michigan 48312
-----------------------------------------------------------------------------
                  (Address of principal executive officers)


                                (810) 978-8829
-----------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes __ X __   No _______

As of April 10, 1998, there were 2,583,114 shares of common stock outstanding.

                                    INDEX

                        TUBBY'S, INC. AND SUBSIDIARIES


                                                                     Page No.
                                                                     --------

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited).

                  Consolidated Balance Sheets,
                  February 28, 1998 and November 30, 1997                 3-4

                  Consolidated Statements of Operations,
                  Three Months Ended February 28, 1998
                  and February 28, 1997                                     5

                  Consolidated Statements of Cash Flows,
                  Three Months Ended February 28, 1998
                  and February 28, 1997                                     6

                  Notes to Consolidated Financial Statements              7-8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9-11


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                         12

Signatures                                                                 12

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS (UNAUDITED).

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                          February 28,      November 30,
                                                              1998              1997
ASSETS                                                    (Unaudited)          (Note)
-------------------------------------------------------   ------------      ------------
Current Assets:
        Cash and Equivalents                                $  456,867      $  864,229
        Certificate of Deposit                                 105,430         105,430
        Marketable Securities                                   25,383          25,383
        Accounts  Receivable - Trade, less  allowance
          for  doubtful  accounts of $38,931 in 1998 and
          $36,740 in 1997                                      709,317         443,810
        Notes Receivable                                        62,878          66,217
        Inventories                                            299,698          99,419
        Prepaid Expenses & Other                                70,335          51,449
                                                            ----------      ----------

Total Current Assets                                         1,729,908       1,655,937
                                                            ----------      ----------

Property and Equipment
        Land                                                   325,347         325,347
        Buildings & Improvements                               663,754         663,753
        Equipment                                              538,919         527,265
        Furniture & Fixtures                                   139,444         138,394
        Vehicles                                                11,509          15,009
                                                            ----------      ----------
                                                             1,678,973       1,669,768
        Less: accumulated depreciation                         801,551         773,576
                                                            ----------      ----------

Net Property & Equipment                                       877,422         896,192
                                                            ----------      ----------

Other Assets
        Goodwill, less amortization of $83,966
          and $81,118 in 1998 and 1997                         272,170         229,918
        Notes Receivable, less allowance for
          doubtful accounts of $10,000 in 1998 and
          $-0- in 1997                                         520,583         543,342
                                                            ----------      ----------

Total Other Assets                                             792,753         773,260
                                                            ----------      ----------

Total Assets                                                $3,400,083      $3,325,389
                                                            ==========      ==========

         See Accompanying Notes to Consolidated Financial Statements

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                  February 28,       November 30,
                                                      1998              1997
LIABILITIES & STOCKHOLDERS' EQUITY                 (Unaudited)         (Note)
----------------------------------------------    ------------      -------------
Current Liabilities
  Accounts Payable                                $   402,720       $   106,407
  Accrued Liabilities:
     Compensation                                      41,248            19,887
     Other                                             16,018            16,153
  Deferred Revenue                                     55,795           115,489
  Long-Term Debt due within one year                   17,537           220,520
                                                  -----------       -----------

Total Current Liabilities                             533,318           478,456

Deferred Revenue                                       60,616            60,867

Long-Term Debt, less amounts due in one year          137,526           139,932
                                                  -----------       -----------

Total Liabilities                                     731,460           679,255
                                                  -----------       -----------

Stockholders' Equity
Common  Stock, $.01 Par Value, 6,000,000
    shares authorized, 2,583,114 issued and
    outstanding                                        25,832            25,832
Additional Paid In Capital                          3,485,844         3,485,844
Retained Earnings (Deficit)                          (843,053)         (865,542)
                                                  -----------       -----------

Total Stockholders' Equity                          2,668,623         2,646,134
                                                  -----------       -----------

Total Liabilities and Stockholders' Equity        $ 3,400,083       $ 3,325,389
                                                  ===========       ===========

         See Accompanying Notes to Consolidated Financial Statements

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended,
                                                February 28,      February 28,
                                                    1998              1997
                                                ------------      -----------
Revenues:
   Restaurant Food Sales                        $   199,746       $   253,557
   Distribution Food Sales                          375,808                 0
   Franchise Fees:
      Monthly                                       207,957           176,764
      Initial                                        52,001            46,000
   Equipment & Restaurant Sales                     174,072           205,574
   Advertising Fees                                 169,123           150,649
   Commissions & Other  Fees                         53,971            87,449
                                                -----------       -----------

Total Revenues                                    1,232,678           919,993
                                                -----------       -----------

Costs & Expenses:
  Operating Expenses                                636,776           542,388
  Cost Of Restaurant Food Sales                     138,681           186,739
  Cost Of Distribution Food Sales                   300,993                 0
  Cost Of Equipment & Restaurant Sales              147,523           159,602
                                                -----------       -----------

Total Costs & Expenses                            1,223,973           888,729
                                                -----------       -----------

Operating Income                                      8,705            31,264

Other Income (Expense):
   Interest Expense                                  (3,695)           (5,568)
   Interest Income                                   19,457            25,723
   Miscellaneous                                     17,923            18,752
                                                -----------       -----------

Total Other Income (Expense)                         33,685            38,907
                                                -----------       -----------

Income Before Taxes on Income                        42,390            70,171
Taxes on Income                                      19,900                 0
                                                -----------       -----------

Net Income                                           22,490            70,171
                                                ===========       ===========

Earnings  Per Share  --
Basic & Diluted                                 $      0.01       $      0.03
                                                ===========       ===========

Weighted Average Common Shares Outstanding
                                                  2,583,114         2,538,114
                                                ===========       ===========

         See Accompanying Notes to Consolidated Financial Statements

                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended,
                                                        February 28,    February 28,
                                                            1998            1997
                                                        ------------    ------------
Cash Flows From Operating Activities:
Net Income                                               $  22,490       $  70,171
Adjustments To Reconcile Net Income To
Net Cash Used By Operating Activities:
     Depreciation & Amortization                            30,823          34,834
     Taxes on Income                                        19,900               0
Increase (Decrease) In Cash Due To
         Changes In:
             Accounts Receivable                          (265,507)       (135,136)
             Inventories                                  (200,279)         26,457
             Prepaid Expenses & Other                      (18,886)        (14,477)
             Accounts Payable                              296,313             433
             Accrued Liabilities                            21,226          16,123
             Deferred Revenues                             (59,945)        (25,500)
                                                         ---------       ---------

Net Cash (Used) By Operating Activities                   (153,865)        (27,095)

Cash Flows From Investing Activities
         Acquisition of McTub 49% interest                 (65,000)              0
         Purchase Of Property & Equipment                   (9,206)        (14,773)
         Payments On Notes Receivable                       26,098           7,848
                                                         ---------       ---------

Net Cash (Used In) Provided By Investing Activities        (48,108)         (6,925)

Cash Flows From Financing Activities:
      Payments On Long-Term Debt                          (205,389)        (32,233)
                                                         ---------       ---------

Net Cash (Used In) Financing Activities                   (205,389)        (32,233)
                                                         ---------       ---------

Net (Decrease) In Cash                                    (407,362)        (66,253)

Cash and Equivalents, at beginning of period               864,229         793,494
                                                         ---------       ---------

Cash and Equivalents, at end of period                   $ 456,867       $ 727,241
                                                         =========       =========

         See Accompanying Notes to Consolidated Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conforming with generally accepted accounting principles. In the opinion of the company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at February 28, 1998 and February 28, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto as of November 30, 1997 and the Form 10-KSB as of November 30, 1997.

2.       ACCOUNTING FOR INCOME TAXES

The Company has acquired net operating loss carry forwards relating to the SYF merger of approximately $876,000 which are available to offset future taxable income. However, to the extent such loss carry forwards are utilized to reduce future operating income, the related tax benefit will first be credited to goodwill until fully eliminated and then to income. In the three months ending February 28, 1998, the Company had taxable income of approximately $42,000 which resulted in a reduction of goodwill of $19,900. Utilization of these losses is limited based on the taxable income generated by the activity that generated these losses and expire beginning in 1999.

The Company also has net operating loss carry forwards for tax purposes of approximately $892,000 relating to losses incurred subsequent to the SYF acquisition which expires beginning in 2006.

3.       MARKETABLE SECURITIES

The Company has classified its marketable debt as available-for-sale and are reported at fair market value with unrealized gains or losses reported as a component of stockholders' equity. Available-for-sale securities are comprised of corporate bonds. During the three months ending February 28, 1998, and the year ending November 30, 1997, there were no realized or unrealized gains or losses reported as cost approximated fair value.

4.       LITIGATION SETTLEMENT

In January 1998, the Company entered into a release and settlement agreement with Patrick J. McCourt (McCourt), minority shareholder of McTub Company, in connection with the litigation between the Company and McCourt. The agreement required the Company to pay McCourt the sum of $200,000 which constitutes repayment of the principle of a term note dated in October 1993. Also, in connection with the agreement, the Company paid McCourt $65,000 for his 49% interest in McTub Company. The agreement discharges and releases the Company from any and all claims with McCourt.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's Form 10-KSB and audited financial statements and notes thereto for the fiscal year-ended November 30, 1997.

FINANCIAL CONDITION

Cash and Equivalents, Certificates of Deposit, and Investments decreased by $407,362 for the three months ended February 28,1998, as compared with a decrease of $66,253 for the three months ended February 28, 1997. The current period decrease in the Company's cash position resulted primarily from the commencement of operation on February 1, 1998, of Subperior Distribution Systems, Inc., ("SDS"), the Company's new food distribution subsidiary, and the release and settlement of litigation, (see note #4 of the Consolidated Financial Statements).

Excluding the sales resulting from SDS's first month of operations, consolidated revenues decreased by $63,123 primarily as a result of decreased Restaurant Food Sales of $53,811. Two company-owned restaurants were sold to franchisees in the third and fourth quarters of 1997. First quarter 1997 sales resulting from these Company-owned restaurants totaled $57,522. Other fluctuations of lesser significance are explained below.

With six new franchised Tubby's Subs Shops opening in Windsor, Ontario, Missouri and in Michigan during the first three months of 1998, the Company's increased efforts to develop the Southeastern Michigan region as well as other out-of-state areas are successfully continuing. The Company views the results of SDS's first month of operations to be very encouraging, also. SDS personnel were able to quickly and effectively resolved the start-up glitches that are common in most new operations of this magnitude. SDS's results are explained below.

At February 28, 1998, the Company operated five restaurants and franchised eighty-eight restaurants. Franchised restaurants are located in Michigan, Missouri, Arizona, Ohio, Pennsylvania, Indiana, New Jersey and the Canadian provinces of Ontario and British Columbia.

Results of operations for the three months ended February 28, 1998 as compared with the three months ended February 28, 1997.

Revenues for the three months ended February 28, 1998, increased by 34% to $1,232,678. Income Before Taxes On Income decreased by 40% to $42,390 as compared to the same period in 1997. The increase in Total Revenues was attributable to:

o    SDS's first month of operation resulting in sales of $375,808.

o A $53,811 or 21% decrease in Food Sales resulted primarily from the sale of two Company-owned restaurants to franchisees in the third and fourth quarters of 1997.

o A $31,193 or 18% increase in Monthly Franchise Fees resulting from the improved food sales of existing restaurants and food sales of new restaurants opened in the past year. Franchise Fees are determined based upon food sales.

o A $6,001 or 13% increase in Initial Franchise Fees resulting from the opening of six new franchisee-owned Tubby's Sub Shops in the three months ending February 28, 1998, as compared to five restaurants that opened in the same period in 1997.

o A $31,502 or 15% decrease in Equipment & Restaurant Sales resulting from a change in Company policy regarding construction at franchised restaurants. Prior construction costs were paid by Tubby's and then reimbursed by the franchisee to the Company. Construction costs pertaining to the new restaurants that opened in the first quarter of 1998 were paid directly by the franchisees.

o A $18,474 or 12% increase in Advertising Fees resulting from the improved food sales of existing restaurants and food sales of new restaurants opened in the past year. Advertising Fees are determined based upon food sales and are recognized only to the extent of expenses incurred.

o A $33,478 or 38% decrease in Commissions & Other Fees resulting from the vendor commissions being recognized in SDS as a reduction of Cost Of Distribution Food Sales rather then as a source of income.

Total Costs & Expenses increase by $335,244 or 38%. As a percentage of Total Revenue, Total Costs & Expenses increased from 97% of Total Revenue in 1997 to 99% in 1998. Operating Income decreased to $8,705 from an Operating Income of $31,264 in the prior year.

o Operating Expenses increased by $94,388 or 17% in 1998, though as a percentage of Total Revenues the category decreased to 52% in 1998 from 59% in 1997. This percentage decrease in Operating Expenses reflects the increased utilization of existing resources and the fixed nature of certain ongoing expenses.

o Cost of Restaurant Food Sales as a percentage of Restaurant Food Sales decreased by 4% in 1998 to 69% of Restaurant Food Sales when compared to 1997 results.

o Cost of Distribution Food Sales was 80% of Distribution Food Sales in SDS's first month of operation.

o Cost of Equipment Sales decline as a percentage of Equipment & Restaurant Sales from 78% in 1997 to 85% in 1998 reflecting decreased gross profit margins.

o Interest Expense decreased by $1,873 or 34% from 1997 to 1998 reflecting the continued reduction of long term debt. The Company has entered into a commitment for the purchase of the building that houses its corporate headquarters for the total cost of $425,000. Long term financing will be obtained in connection with the purchase of the building and, as a result, interest expense will increase.

o Interest Income derived from the investment of idle funds decreased in 1998 as compared to 1997 and is expected to decline further in the remainder of 1998. Less idle funds are available resulting primarily from the commencement of operation on February 1, 1998, of SUBperior Distribution Systems, Inc., ("SDS"), the Company's new food distribution subsidiary, and the release and settlement of litigation, (see note #4 of the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents, Certificates of Deposit, and Investments decreased by $407,362 for the three months ended February 28,1998, as compared with a decrease of $66,253 for the three months ended February 28, 1997. The current period decrease in the Company's cash position resulted primarily from the commencement of operation on February 1, 1998, of SUBperior Distribution Systems, Inc., ("SDS"), the Company's new food distribution subsidiary, and the release and settlement of litigation, (see note #4 of the Consolidated Financial Statements).

With the startup of the SDS distribution entity, Accounts Receivable, Inventory and acquisitions utilized approximately $215,000 of the cash reserves of the Company. The release and settlement of the litigation referred to above utilized an additional $265,000 of cash reserves. Other uses of Company liquidity include the pre-payment of franchise development expenses, the reduction of Deferred Revenues, and the reduction of long term debt. The prepayment of franchise development expenses is expected to decrease over the remaining three quarters of 1998 due to seasonal nature of the Company's expansion efforts. The Company anticipates reduced outlays for new equipment and improvements over the remainder of 1998, also.

In addition to the six new restaurants that opened in the first quarter of 1998, three new Tubby's Sub Shops are expected to open by the end of the second quarter, five new Tubby's Sub Shops are expected to open by the end of the third quarter and five Tubby's Sub Shops are expected to open by the end of the fourth quarter. All restaurants scheduled to be opened by the end of 1998 are expected to be owned and operated by franchisees. The Company anticipates that it will be operating five restaurants and franchising one hundred restaurants by the end of 1998.

The Company maintains a two $250,000 revolving lines of credit with a local financial institution. These lines of credit can be drawn upon as needed to meet future cash requirements. As of April 13, 1998, the entire line of credit was available to the Company.

The Company is responsible for supervising construction and equipment installation for some new locations. As part of that process, the Company will contract for the purchase of equipment and execute construction contracts. Although the Company is reimbursed entirely for its costs, it often must prepay some costs. As of April 13, 1998, the Company has three new locations scheduled to open by May 31, 1998. The Company may be responsible for the construction and equipment installation of some of these locations. The Company anticipated estimated costs will vary between $50,000 to $100,000 each. The Company believes it has sufficient working capital to internally finance these projects.

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)      There are no exhibits submitted with this report.

           (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the three months ended February 28, 1998.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SIGNATURES.


                                TUBBY'S, INC.



                                          /s/         Peter T. Paganes
                                          ------------------------------------
                                          By:      Peter T. Paganes
                                                   Vice President
Dated:  April 13, 1998



                                          /s/          Melvyn B. Erdos
                                          ------------------------------------
                                          By:      Melvyn Erdos
                                                   Chief Financial Officer
Dated:  April 13, 1998