Form 10-Q
period 1998-05-31
TUBBYS INC
filed 1998-07-14
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998
                               ------------
     OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________
Commission File Number 0-12706


                                Tubby's, Inc.
------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


          New Jersey                         22-2166602
------------------------------------------------------------------------

(State or other jurisdiction of          (I.R.S. Employer Identification
of incorporation or organization)        Number)


         6029 E. Fourteen Mile Road, Sterling Heights, Michigan 48312
------------------------------------------------------------------------
                  (Address of principal executive officers)


                                (810) 978-8829
------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes _X_     No ___

As of July 13, 1998, there were 2,583,114 shares of common stock outstanding.

                                    INDEX

                        TUBBY'S, INC. AND SUBSIDIARIES

                                                                      Page No.
                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited).

            Consolidated Balance Sheets,
            May 31, 1998 and November 30, 1997                            3-4

            Consolidated Statements of Operations,
            Three Month's and Six Months Ended  May 31, 1998
            and May 31, 1997                                                5

            Consolidated Statements of Cash Flows,
            Six Months Ended May 31, 1998
            and May 31, 1997                                                6

            Notes to Consolidated Financial Statements                      7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                8-11


PART II - OTHER INFORMATION

Item 4.    Submission of matters to vote of Securities Holders            12

Item 6.    Exhibits and Reports on Form 8-K                               12

Signatures                                                                12

PART I - FINANCIAL INFORMATION
ITEM  I - FINANCIAL STATEMENTS (UNAUDITED).

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                        May 31,    November 30,
                                                         1998         1997
ASSETS                                                (Unaudited)    (Note)
-----------------------------------------------       -----------  -----------
Current Assets
        Cash and Equivalents                          $  532,871   $  864,229
        Certificate of Deposit                           105,398      105,430
        Marketable Securities                             27,098       25,383
        Accounts  Receivable - Trade, less
         allowance for  doubtful  accounts of
         $57,427 in 1998 and $36,740 in 1997             616,737      443,810
        Notes Receivable                                  62,878       66,217
        Inventories                                      414,129       99,419
        Prepaid Expenses & Other                         114,789       51,449
                                                      ----------   ----------

Total Current Assets                                   1,873,900    1,655,937
                                                      ----------   ----------
Property and Equipment
        Land                                             325,347      325,347
        Buildings & Improvements                         663,754      663,753
        Equipment                                        546,825      527,265
        Furniture & Fixtures                             139,444      138,394
        Vehicles                                          11,509       15,009
                                                      ----------   ----------
                                                       1,686,879    1,669,768
        Less: accumulated depreciation                   829,997      773,576
                                                      ----------   ----------

Net Property & Equipment                                 856,882      896,192
                                                      ----------   ----------
Other Assets
        Goodwill, less amortization
          of $103,064 and $81,118 in
          1998 and 1997                                  272,972      229,918
        Notes Receivable, less allowance for
          doubtful accounts of $10,000 in
          1998 and $-0- in 1997                          501,000      543,342
                                                      ----------   ----------
Total Other Assets                                       773,972      773,260
                                                      ----------   ----------

Total Assets                                          $3,504,754   $3,325,389
                                                      ==========   ==========

         See Accompanying Notes to Consolidated Financial Statements

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                    May 31,     November 30,
LIABILITIES & STOCKHOLDERS' EQUITY                   1998           1997
                                                 (Unaudited)       (NOTE)
-------------------------------------            -----------    -----------
Current Liabilities
  Accounts Payable                               $   490,025    $   106,407
  Accrued Liabilities:
     Compensation                                     21,541         19,887
     Other                                            57,405         16,153
  Deferred Revenue                                    92,007        115,489
  Long-Term Debt  due within one year                 17,640        220,520
                                                 -----------    -----------

Total Current Liabilities                            678,618        478,456

Deferred Revenue                                      48,367         60,867

   Long-Term Debt, less amounts due
     in one year
                                                     131,963        139,932
                                                 -----------    -----------

Total Liabilities                                    858,948        679,255
                                                 -----------    -----------
Stockholders' Equity
Common Stock, $.01 Par Value,
  6,000,000 shares authorized,
  2,583,114 issued and outstanding
                                                      25,832         25,832
Additional Paid In Capital                         3,485,844      3,485,844
Retained Earnings (Deficit)                         (865,870)      (865,542)
                                                 -----------    -----------
Total Stockholders' Equity                         2,645,806      2,646,134
                                                 -----------    -----------
Total Liabilities and Stockholders' Equity       $ 3,504,754    $ 3,325,389
                                                 ===========    ===========




         See Accompanying Notes to Consolidated Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                       Three Month ended               Six Month ended
                                   --------------------------     ---------------------------
                                     May 31,        May 31,         May 31,         May 31,
                                      1998           1997             1998           1997
                                   (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
                                   -----------    -----------     -----------     -----------
Revenues:
   Restaurant Food Sales           $   192,685    $   246,328        392,431        499,885
   Distribution Food Sales           1,264,929              0      1,640,737              0
   Franchise Fees:
      Monthly                          183,718        189,793        391,675        366,557
      Initial                           22,500         42,750         74,501         88,750
   Equipment & Restaurant Sales        112,077        120,118        286,149        325,692
   Advertising Fees                    166,171        158,031        335,294        308,680
   Commissions & Other  Fees            18,065         14,431         32,819         14,519
                                   -----------    -----------    -----------    -----------

Total Revenues                       1,960,145        771,451      3,153,606      1,604,083
                                   -----------    -----------    -----------    -----------

Costs & Expenses:
  Operating Expenses                   815,672        612,277      1,452,448      1,154,665
  Cost Of Restaurant
    Food Sales                         155,765         86,761        255,229        186,139
  Cost Of Distribution
    Food Sales                         980,754              0      1,281,747              0
  Cost Of Equipment & Restaurant
    Sales                               81,378        100,448        228,901        260,050
                                   -----------    -----------    -----------    -----------

Total Costs & Expenses               2,033,569        799,486      3,218,325      1,600,854
                                   -----------    -----------    -----------    -----------

Operating Income (Loss)                (73,424)       (28,035)       (64,719)         3,229

Other Income (Expense):
   Interest Expense                     (1,136)        (4,916)        (4,831)       (10,484)
   Interest Income                      11,703         11,469         31,160         37,192
   Miscellaneous                        20,139         23,892         38,062         42,644
                                   -----------    -----------    -----------    -----------

Total Other Income (Expense)            30,706         30,445         64,391         69,352
                                   -----------    -----------    -----------    -----------
Income (Loss) Before Taxes
  on Income                            (42,718)         2,410           (328)        72,581
Taxes on Income                        (19,900)             0              0              0
                                   -----------    -----------    -----------    -----------

Net Income (Loss)                      (22,818)         2,410           (328)        72,581
                                   ===========    ===========    ===========    ===========

Earnings (Loss) Per Share --
Basic & Diluted                    $     (0.01)   $      0.00    $      0.00    $      0.03
                                   ===========    ===========    ===========    ===========
Weighted Average Common
  Shares Outstanding                 2,583,114      2,583,114      2,583,114      2,583,114
                                   ===========    ===========    ===========    ===========


         See Accompanying Notes to Consolidated Financial Statements

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Month Ended
                                                   ----------------------
                                                      May 31,     May 31,
                                                       1998       1998
                                                   ----------   ---------
Cash Flows From Operating Activities:
Net Income (Loss)                                  $    (328)   $  72,581
Adjustments To Reconcile Net Income To
Net Cash Used and Provided By
  Operating Activities:
     Depreciation & Amortization                      78,367       68,037
     Taxes on Income                                       0            0
Increase (Decrease) In Cash Due To
         Changes In:
             Accounts Receivable                    (172,927)     (44,931)
             Inventories                            (314,710)      57,929
             Prepaid Expenses & Other                (63,340)      (9,651)
             Accounts Payable                        383,618      (11,240)
             Accrued Liabilities                      42,906        7,813
             Deferred Revenues                       (35,982)       4,992
                                                   ---------    ---------

Net Cash (Used) By Operating Activities              (82,396)     145,530

Cash Flows From Investing Activities
           Sale of Certificate of Deposits            (1,683)           0
           Acquisition of McTub 49% interest         (65,000)           0
           Purchase Of Property & Equipment          (17,111)     (44,096)
           Payments On Notes Receivable               45,681       30,681
                                                   ---------    ---------


Net Cash (Used In) Provided by
  Investing Activities                               (38,113)     (13,415)

Cash Flows From Financing Activities:
      Payments On Long-Term Debt                    (210,849)     (47,213)
                                                   ---------    ---------

Net Cash (Used In) Financing Activities             (210,849)     (47,213)
                                                   ---------    ---------

Net (Decrease) Increase In Cash                     (331,358)      84,902

Cash and Equivalents, at beginning of period         864,229      793,494
                                                   ---------    ---------

Cash and Equivalents, at end of period             $ 532,871    $ 878,396
                                                   =========    =========


         See Accompanying Notes to Consolidated Financial Statements


                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1.       CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conforming with generally accepted accounting principles. In the opinion of the company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at May 31, 1998 and May 31, 1997 and for all periods presented have been made.

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

3.       MARKETABLE SECURITIES

The Company has classified its marketable debt as available-for-sale and are reported at fair market value with unrealized gains or losses reported as a component of stockholders' equity. Available-for-sale securities are comprised of corporate bonds. During the six months ending May 31, 1998, and the year ending November 30, 1997, there were no realized or unrealized gains or losses reported as cost approximated fair value.

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

FINANCIAL CONDITION

Cash and Equivalents, Certificates of Deposit, and Investments decreased by $331,358 for the six months ended May 31,1998, as compared with an increase of $84,902 for the six months ended May 31, 1997. The current period decrease in the Company's cash position resulted primarily from the commencement of operation on February 1, 1998, of SUBperior Distribution Systems, Inc., ("SDS"), the Company's new food distribution subsidiary, and the release and settlement of litigation, (see note #4 of the Consolidated Financial Statements). Consolidated Revenues increased by $1,549,523 as a result of SDS's Product Sales of $1,640,737 and a decrease in Company-owned Restaurant Food Sales of $107,454. Two Company-owned restaurants were sold to franchisees in the third and fourth quarters of 1997. Sales in the six months ended May 31, 1997 resulting from these Company-owned restaurants totaled $121,608.

With ten new franchised Tubby's Subs Shops opening in Windsor, Ontario, Missouri and in Michigan during the first six months of 1998, the Company's increased efforts to develop the Southeastern Michigan region as well as other out-of-state areas are successfully continuing. The Company views the results of SDS's first four months of operations to be very encouraging, also. SDS personnel were able to quickly and effectively resolved the start-up glitches that are common in most new operations of this magnitude. SDS's results are explained below.

At May 31, 1998, the Company operated four restaurants and franchised ninety-one restaurants. Franchised restaurants are located in Michigan, Missouri, Arizona, Ohio, Pennsylvania, Indiana, New Jersey and the Canadian provinces of Ontario and British Columbia.

Results of operations for the three months ended May 31, 1998 as compared with the three months ended May 31, 1997.

Revenues for the three months ended May 31, 1998, increased by $1,188,694 or 154% to $1,960,145. The increase in Total Revenues was attributable to:

o  SDS's first three months of operations resulting in sales of $1,264,929.

o A $53,643 or 22% decrease in Food Sales resulted primarily from the sale of two Company-owned restaurants to franchisees in the third and fourth quarters of 1997.

o A $20,250 decrease in Initial and Transfer Franchise Fees. The Initial and Transfer Franchise Fees for the three months ending May 31, 1998 of $22,500 were attributable to the transfer of one Sub Shop at $3,500 and the opening of three Sub shops at fees totaling $19,000. The Initial and Transfer Franchise Fees from the same period of 1997 resulted from the $6,250 fee from the transfer of one Sub Shop and $26,500 of initial fees resulting from the opening of five new Sub Shops.

Total Costs & Expenses for the three months ended May 31, 1998 increased by $1,234,083 or 154% as compared the three months ended May 31, 1997. Operating Loss increased to $73,424 from an Operating Loss of $28,035 in the prior year.

o Operating Expenses increased by $203,395 or 33% in 1998. The increase is primarily due to operating expenses related to the opening of SDS in February 1998.

o The Cost of Restaurant Food Sales increased in 1998 compared to 1997 due to vendor commissions being recorded as a reduction in Cost of Distribution Food Sales through SDS rather than as a reduction in Cost of Restaurant Food Sales.

o Cost of Distribution Food Sales was 76% of Distribution Food Sales for the three months ended May 31, 1998.

o Cost of Equipment Sales decreased as a percentage of Equipment & Restaurant Sales from 84% in 1997 to 73% in 1998 reflecting increased gross profit margins.

o Interest Expense decreased by $3,780 or 77% from 1997 to 1998 reflecting the continued reduction of long term debt.


Results of Operations for the six months ended May 31,1998 as compared to the six months ended May 31, 1997.

The company incurred an Operating Loss of $64,719 and Net Loss of $328 for the six months ending May 31, 1998 as compared to an Operating Income of $3,229 and Net Income of $72,581 for the six months ending May 31, 1997.

Total Revenues for the six months ending May 31, 1998 increased by $1,549,523 or 97% to $3,153,606. The increase in Total Revenues was attributable to:

o SDS's first four months of operations resulting in $1,640,737 in Distribution Food Sales.

o A $107,454 or 21% decrease in Restaurant Food Sales resulted primarily from the sale of two Company-owned restaurants to franchisees in the third and fourth quarters of 1997.

o An increase in Monthly Franchise Fees of $25,118 or 7% and in Advertising Fees of $26,614 or 8% resulting from improved Food Sales of existing restaurants and Food Sales of new restaurants opened in the past year.

o   A $39,543 or 12% decrease in Equipment Sales.

Total Costs & Expenses for the six months ended May 31, 1998 increased by $1,617,471 or 101% as compared to the six months ended may 31, 1997.

o perating Expenses increased by $297,783 or 26% in 1998. Incremental operating expenses related to SDS operations were approximately $178,000. The balance of the increase is comprised of increases in commissions paid to Development Agents, Reserve For Bad Debts, Printing Costs and Salaries, as well as a decrease in Franchise Development Costs.

o The Cost of Restaurant Food Sales increased in 1998 compared to 1997 due to vendor commissions being recorded as a reduction in Cost of Food Distribution through SDS rather than as a reduction in Cost of Restaurant Food Sales.

o Cost of Distribution Food Sales was 78% of Distribution Food Sales for the six months ended May 31,1998

o Cost of Equipment Sales remained at 80% of Equipment & Restaurant Sales for both six month periods.

o Interest Expense decreased by $5,653 or 54% from 1997 to 1998 reflecting continued reduction of long term debt. The company has entered into a commitment for the purchase of the building that houses it's corporate headquarters for the total cost of $425,000. Long term financing will be obtained in connection with the purchase of the building and, as a result, interest expense will increase in the future.


LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents, Certificates of Deposit, and Investments decreased by $331,358 for the six months ended May 31,1998, as compared with a increase of $84,902 for the six months ended May, 1997. The current period decrease in the Company's cash position resulted primarily from the commencement of operation on February 1, 1998, of SUBperior Distribution Systems, Inc., ("SDS"), the Company's new food distribution subsidiary, and the release and settlement of litigation, (see note #4 of the Consolidated Financial Statements).

With the startup of the SDS distribution entity, Accounts Receivable, Inventory and acquisitions utilized approximately $215,000 of the cash reserves of the Company during the first six months of 1998. The release and settlement of the litigation referred to above utilized an additional $265,000 of cash reserves. Other uses of Company liquidity include the pre-payment of franchise development expenses, the reduction of Deferred Revenues, and the reduction of long term debt. Increases in Cash and Equivalents is primarily from Depreciation and Amortization and from payments on Notes Receivable.

The increase in Cash and Equivalents for the six months ended May 31, 1997 was primarily from Net Income of $72,581, Depreciation and Amortization of $68,037 and decreases in inventory of $57,929 offset by a $44,931 increase in Accounts Receivable and Purchases of new equipment of $44,096.

In addition to the ten new restaurants that opened in the first six months of 1998, three new Tubby's Sub Shops are expected to open by the end of the third quarter and seven Tubby's

Sub Shops are expected to open by the end of the fourth quarter. All restaurants scheduled to be opened by the end of 1998 are expected to be owned and operated by franchisees. The Company anticipates that it will be operating four restaurants and franchising one hundred restaurants by the end of 1998.

The Company maintains two $250,000 revolving lines of credit with a local financial institution. These lines of credit can be drawn upon as needed to meet future cash requirements. As of July 13, 1998, the entire line of credit was available to the Company.

The Company is responsible for supervising construction and equipment installation for some new locations. As part of that process, the Company will contract for the purchase of equipment and execute construction contracts. Although the Company is reimbursed entirely for its costs, it often must prepay some costs. As of July 13, 1998, the Company has three new locations scheduled to open by August 31, 1998. The Company may be responsible for the construction and equipment installation of some of these locations. The Company anticipated estimated costs will vary between $50,000 to $100,000 each. The Company believes it has sufficient working capital to internally finance these projects.

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

The following information is furnished with respect to the annual meeting holders of the registrants, held during May, 1998.

(a)   A meeting was held on May 21, 1998
(b) At such meeting, all of the nominees for election as directors were elected for a one year term of office. The votes cast with respect to each nominee for election as a director is as follows:

        Nominee                     Votes For             Votes Withheld
        -------                     ---------             --------------

     Robert M. Paganes              1,965,351                 28,113
     Peter T. Paganes               1,964,801                 28,663
     Vincent J. Tatone              1,965,912                 27,552
     John M. Fayad                  1,965,309                 28,155
     Ronald Boraks                  1,960,341                 33,123

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      There are no exhibits submitted with this report.

                  (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the three months ended May 31, 1998.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SIGNATURES.

                                     TUBBY'S, INC.

                                           /s/   Robert M. Paganes
                                           -----------------------
                                     By:   Robert M. Paganes
                                           President/Chief Executive Officer
Dated:  July 13, 1998

                                           /s/ Theresa M. Borto
                                           -----------------------
                                     By:   Theresa M. Borto
                                           Chief Financial Officer
Dated:  July 13, 1998