Form 10-Q
period 1998-08-31
TUBBYS INC
filed 1998-10-14
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998
                               ---------------
     OR

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

         Yes _X_     No ___


As of October 12, 1998, there were 2,583,114 shares of common stock outstanding.

                                    INDEX

                        TUBBY'S, INC. AND SUBSIDIARIES

                                                                      Page No.
                                                                      --------
PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements (Unaudited).

             Consolidated Balance Sheets,
             August 31, 1998 and November 30, 1997                     3-4

             Consolidated Statements of Operations,
             Three Months and Nine Months Ended  August 31, 1998
             and August 31, 1997                                         5

             Consolidated Statements of Cash Flows,
             Nine Months Ended August 31, 1998
             and August 31, 1997                                         6

             Notes to Consolidated Financial Statements                7-8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations            9-12


PART II - OTHER INFORMATION

Item 4.       Submission of matters to vote of Securities Holders       13

Item 6.       Exhibits and Reports on Form 8-K                          13

Signatures                                                              13

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS (UNAUDITED).

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                      August 31,  November 30,
                                                        1998         1997
ASSETS                                               (Unaudited)    (Note)
--------------------------------------------------   -----------  ------------
Current Assets
         Cash and Equivalents                        $  648,522   $  864,229
         Certificate of Deposit                         105,398      105,430
         Marketable Securities                           25,431       25,383
         Accounts Receivable -- Trade, less
           allowance for doubtful accounts
           of $48,387 in 1998 and $36,740 in 1997       671,869      443,810
         Notes Receivable                                60,708       66,217
         Inventories                                    323,278       99,419
         Prepaid Expenses & Other                       109,327       51,449
                                                     ----------   ----------

Total Current Assets                                  1,944,533    1,655,937
                                                     ----------   ----------

Property and Equipment
         Land                                           187,984      325,347
         Buildings & Improvements                       663,754      663,753
         Equipment                                      539,847      527,265
         Furniture & Fixtures                           139,444      138,394
         Vehicles                                        11,509       15,009
                                                     ----------   ----------
                                                      1,542,538    1,669,768
         Less: accumulated depreciation                 857,384      773,576
                                                     ----------   ----------

Net Property & Equipment                                685,154      896,192
                                                     ----------   ----------

Other Assets
         Goodwill, less amortization of $122,161
           and $81,118 in 1998 and 1997                 253,875      229,918
        Notes Receivable, less allowance for
          doubtful accounts of $20,000 in 1998 and
          $-0- in 1997
                                                        419,426      543,342
                                                     ----------   ----------
Total Other Assets                                      673,301      773,260
                                                     ----------   ----------

Total Assets                                         $3,302,988   $3,325,389
                                                     ==========   ==========

         See Accompanying Notes to Consolidated Financial Statements

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                   August 31,    November 30,
LIABILITIES & STOCKHOLDERS' EQUITY                    1998           1997
                                                  (Unaudited)       (NOTE)
-----------------------------------------------   -----------    ------------

Current Liabilities
  Accounts Payable                                $   400,210    $   106,407
  Accrued Liabilities:
     Compensation                                      51,253         19,887
     Other                                             26,483         16,153
  Deferred Revenue                                    114,493        115,489
  Long-Term Debt  due within one year                  13,492        220,520
                                                  -----------    -----------

Total Current Liabilities                             605,931        478,456

Deferred Revenue                                       40,000         60,867

   Long-Term Debt, less amounts due in one year       127,924        139,932
                                                  -----------    -----------

Total Liabilities                                     773,855        679,255
                                                  -----------    -----------

Stockholders' Equity
Common Stock, $.01 Par Value, 6,000,000
  shares authorized, 2,583,114 issued
  and outstanding                                      25,832         25,832
Additional Paid In Capital                          3,485,844      3,485,844
Retained Earnings (Deficit)                          (982,543)      (865,542)
                                                  -----------    -----------

Total Stockholders' Equity                          2,529,133      2,646,134
                                                  -----------    -----------

Total Liabilities and Stockholders' Equity        $ 3,302,988    $ 3,325,389
                                                  ===========    ===========

         See Accompanying Notes to Consolidated Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Month Ended           Nine Month Ended
                                          -------------------------   -------------------------
                                           August 31,    August 31,    August 31,    August 31,
                                              1998         1997           1998         1997
                                          (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                          -----------   -----------   -----------   -----------
Revenues:
   Restaurant Food Sales                  $  262,787    $  231,501    $  655,218    $  731,386
   Distribution Food Sales                 1,342,766             0     2,983,503             0
   Franchise Fees:
      Monthly                                279,382       209,875       671,057       576,432
      Initial                                 36,500        32,134       111,001       120,884
   Equipment & Restaurant Sales               75,530       120,526       361,679       446,218
   Advertising Fees                          160,715       157,790       496,009       466,470
   Commissions & Other  Fees                  (1,558)       10,500        31,261        25,019
                                          ----------    ----------    ----------    ----------

Total Revenues                             2,156,122       762,326     5,309,728     2,366,409
                                          ----------    ----------    ----------    ----------

Costs & Expenses:
  Operating Expenses                       1,037,137       578,491     2,489,585     1,733,156
  Cost of Restaurant Food Sales              188,644        67,995       443,873       254,134
  Cost of Distribution Food Sales          1,032,572             0     2,314,319             0
  Cost of Equipment & Restaurant Sales        65,152        98,551       294,053       358,601
                                          ----------    ----------    ----------    ----------

Total Costs & Expenses                     2,323,505       745,037     5,541,830     2,345,891
                                          ----------    ----------    ----------    ----------

Operating Income (Loss)                     (167,383)       17,289      (232,102)       20,518


Other Income (Expense):
   Interest Expense                           (5,817)       (3,139)      (10,648)      (13,623)
   Interest Income                            24,383        20,626        55,543        57,818
   Miscellaneous                              32,144        18,838        70,206        61,482
                                          ----------    ----------    ----------    ----------

Total Other Income (Expense)                  50,710        36,325       115,101       105,677
                                          ----------    ----------    ----------    ----------

Income (Loss) Before Taxes on Income        (116,673)       53,614      (117,001)      126,195
Taxes on Income                                    0        32,497             0        32,497
                                          ----------    ----------    ----------    ----------

Net Income (Loss)                         $ (116,673)   $   21,117    $ (117,001)   $   93,698
                                          ==========    ==========    ==========    ==========
Earnings (Loss) per Share --
Basic & Diluted                           $    (0.05)   $     0.01    $    (0.05)   $     0.04
                                          ==========    ==========    ==========    ==========

Weighted Average Common Shares
  Outstanding                              2,583,114     2,583,114     2,583,114     2,583,114
                                          ==========    ==========    ==========    ==========

         See Accompanying Notes to Consolidated Financial Statements


                     TUBBY'S INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Month Ended
                                                     -----------------------
                                                     August 31,   August 31,
                                                        1998         1997
                                                     ----------   ----------
Cash Flows From Operating Activities:
Net Income (Loss)                                    $(117,001)   $  93,698
Adjustments To Reconcile Net Income(Loss)
To Net Cash Used and Provided By Operating
  Activities:
     Depreciation & Amortization                       125,846       99,268
     Taxes on Income                                         0       32,447
     Gain on Sale of Assets                             (1,287)           0
Increase (Decrease) In Cash Due To
         Changes In:
              Accounts Receivable                     (228,059)     (88,350)
              Inventories                             (223,859)      48,480
              Prepaid Expenses & Other                 (57,878)      18,170
              Accounts Payable                         293,803      (31,668)
              Accrued Liabilities                       41,696       26,893
              Deferred Revenues                        (21,863)      (9,514)
                                                     ---------    ---------

Net Cash (Used In) Provided By Operating
  Activities                                          (188,602)     189,424

Cash Flows From Investing Activities
           Sale of Certificate of Deposits                 (16)         (83)
           Acquisition of McTub 49% interest           (65,000)           0
           Purchase Of Property & Equipment            (19,616)     (57,005)
           Payments On Notes Receivable                129,425       43,565
           Sale of Property                            147,138            0
                                                     ---------    ---------

Net Cash (Used In) Provided by Investing
   Activities                                          191,931      (13,523)

Cash Flows From Financing Activities:
      Payments On Long-Term Debt                      (219,036)     (76,134)
                                                     ---------    ---------

Net Cash (Used In) Financing Activities               (219,036)     (76,134)
                                                     ---------    ---------

Net (Decrease) Increase In Cash                       (215,707)      99,767

Cash and Equivalents, at beginning of period           864,229      793,494
                                                     ---------    ---------

Cash and Equivalents, at end of period               $ 648,522    $ 893,261
                                                     =========    =========

         See Accompanying Notes to Consolidated Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.         CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conforming with generally accepted accounting principles. In the opinion of the company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at August 31, 1998 and August 31, 1997 and for all periods presented have been made.

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

3.         MARKETABLE SECURITIES

The Company has classified its marketable debt as available-for-sale and are reported at fair market value with unrealized gains or losses reported as a component of stockholders' equity. Available-for-sale securities are comprised of corporate bonds. During the six months ending August 31, 1998, and the year ending November 30, 1997, there were no realized or unrealized gains or losses reported as cost approximated fair value.

4.     LITIGATION  & LITIGATION SETTLEMENT

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

Tubby's, Inc. vs. Walter Lasko

On August 14, 1998, the Company commenced a civil action in Macomb County Circuit Court against Walter Lakso seeking specific performance of the Company's option to purchase the building in which it's headquarters is located. The Complaint asserts counts for specific performance, equitable estoppel and unjust enrichment in connection with Mr. Lasko's refusal to honor the option to purchase. Six months after agreeing to honor the option to purchase, Mr. Lasko refused to close stating that the Company's notice to him that it was exercising the option was five days late. At this time, Mr. Lasko has not yet filed an answer to the Complaint. On the basis of all the facts and circumstances, the Company believes that it is substantially likely to prevail on the merits of this Action.

SUBperior Distribution Systems, Inc. vs. Sun Valley Foods Company, Inc.
  and Greg Tatarian

On September 4, 1998, the Company commenced a civil action in Macomb County Circuit Court against Sun Valley Foods Company, Inc., alleging Breach of Contract, Reimbursement of Overcharges, Fraudulent Misrepresentation and Reimbursement for Damaged and/or Missing inventory, in connection with disputes arising out of a Warehousing and Distribution Agreement.

In November of 1997, the Company entered into a Warehousing and Distribution Agreement with Sun Valley Foods Company, Inc. Pursuant to that Agreement, Sun Valley was to provide warehousing and distribution services to SUBperior Distribution Systems, Inc. ("SDS"), a wholly owned subsidiary of the Company, which began distributing products to Tubby's Sub Shops in February of 1998.

Sun Valley failed to perform numerous obligations of the Agreement, resulting in, among other things, a material breach of the Agreement and requiring the Company to undertake various obligations of Sun Valley, at great expense to the Company. The Company attempted to resolve these disputes with Sun Valley prior to commencing the Action but was unable to do so.

The Company is seeking a judgment for the value of all of the administrative obligations it was required to perform, reimbursement for overcharges and the value of damaged and missing inventory. At this time, the Company believes that it is likely to prevail on the merits of this Action.

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

FINANCIAL CONDITION

Cash and Equivalents decreased by $215,707 for the nine months ended August 31,1998, as compared with an increase of $99,767 for the nine months ended August 31, 1997. The current period decrease in the Company's cash position resulted primarily from the commencement of operation on February 1, 1998, of SUBperior Distribution Systems, Inc., ("SDS"), the Company's new food distribution subsidiary, and the release and settlement of litigation, (see note #4 of the Consolidated Financial Statements).

Consolidated Revenues increased by $2,943,319 primarily as a result of SDS Product Sales of $2,983,503. Consolidated Expenses increased by $3,195,939 primarily due to Cost of Product Sales and incremental Operating Expenses in the distribution subsidiary of $2,900,044. The Company views the results of SDS's first seven months of operations to be very encouraging. SDS personnel were able to quickly and effectively resolve the start-up glitches that are common in most new operations of this magnitude. SDS's results are discussed below.

With thirteen new franchised Tubby's Subs Shops opening in Windsor, Ontario, Missouri and in Michigan during the nine months ended August 31, 1998, the Company's increased efforts to develop the Southeastern Michigan region as well as other out-of-state areas are successfully continuing. In addition, the Company expects four additional restaurants to open during the fourth quarter.

At August 31, 1998, the Company operated three restaurants and franchised ninety-one restaurants. Franchised restaurants are located in Michigan, Missouri, Arizona, Ohio, Indiana, New Jersey and the Canadian province of Ontario.


Results of operations for the three months ended August 31, 1998 as compared with the three months ended August 31, 1997.

Revenues for the three months ended August 31, 1998, increased by $1,393,796 or 182% to $2,156,122. The increase in Total Revenues was attributable to:

   o  SDS Product Sales for the quarter were $1,342,766.

   o A $31,286 or 13.5% decrease in Food Sales resulted primarily from the sale of two Company-owned restaurants to franchisees in the third and fourth quarters of 1997 and the closing of one Company-owned restaurant in the third quarter of 1998.

   o Monthly Franchise Fees for the quarter were $279,382, up 33% from the same period last year. This increase reflects the income derived from the increased franchisee food sales resulting from the advertising efforts of the Company and the additional monthly fees derived from it's new franchisees. As successful new franchised Tubby's Sub Shops are opened, Monthly Franchise Fees are expected to increase, accordingly.

   o Equipment and Restaurant Sales decreased $44,996 or 37.3% for the three months ended August 31, 1998 as compared to the three months ended August 31, 1997. The decrease is a result of opening three stores for the three month period ended August 31, 1998 as compared to four stores for the three month period ended August 31, 1997.


Total Costs & Expenses for the three months ended August 31, 1998 increased by $1,578,468 or 212% as compared to the three months ended August 31, 1997. The current three month period shows a Net Loss of $116,673 as compared to a Net Income $21,117 in the same three months of the prior year.

   o Operating Expenses increased by $458,646 or 79% in 1998. The increase is primarily due to operating expenses related to the opening of SDS in February 1998.

   o The Cost of Restaurant Food Sales increased in 1998 compared to 1997 due to vendor commissions being recorded as a reduction in Cost of Distribution Food Sales through SDS rather than as a reduction in Cost of Restaurant Food Sales.

   o Cost of Distribution Food Sales was $1,032,572 or 77% of Distribution Food Sales for the three months ended August 31, 1998.

   o Cost of Equipment Sales increased as a percentage of Equipment & Restaurant Sales from 82% in 1997 to 86% in 1998 reflecting decreased gross profit margins.


Results of Operations for the nine months ended August 31,1998 as compared to the nine months ended August 31, 1997.

The company incurred a Net Loss of $117,001 for the nine months ending August 31, 1998 as compared to a Net Income of $93,698 for the nine months ending August 31, 1997. The Company had anticipated profits from SDS during the nine months ended August 31, 1998 to offset operating losses incurred in Company-owned stores and in Equipment Sales. The anticipated profits from SDS did not occur due to higher than expected warehousing and outbound freight costs. A new warehousing and delivery arrangement has begun effective September 8,1998 to address this issue.

Total Revenues for the nine months ending August 31, 1998 increased by $2,943,319 or 124% to $5,309,728. The increase in Total Revenues was attributable to:

   o SDS's first seven months of operations resulting in $2,983,503 in Distribution Food Sales.

   o A $76,168 or 10% decrease in Restaurant Food Sales resulted primarily from the sale of two Company-owned restaurants to franchisees in the third and fourth quarters of 1997, and closing a company-owned store in the third quarter of 1998 due to a lease non-renewal.

   o An increase in Monthly Franchise Fees of $94,625 or 16% and in Advertising Fees of $29,539 or 6% resulting from improved Food Sales of existing restaurants and Food Sales of new restaurants opened in the past year.

   o An $84,539 or 18% decrease in Equipment Sales. This is a result of opening thirteen stores in the nine months ended August 31, 1998 as compared to fifteen stores in the same period of the prior year.

Total Costs & Expenses for the nine months ended August 31, 1998 increased by $3,195,939 or 136% as compared to the nine months ended August 31, 1997.

   o Operating Expenses increased by $756,429 or 44% in 1998. Incremental operating expenses related to SDS operations were approximately $586,000. The balance of the increase is comprised of increases in Advertising, Commissions paid to Development Agents, Reserve For Bad Debts, and Salaries, as well as a decrease in Franchise Development Costs and in Outside Professional Services.

   o The Cost of Restaurant Food Sales increased in 1998 compared to 1997 due to vendor commissions being recorded as a reduction in Cost of Food Distribution through SDS rather than as a reduction in Cost of Restaurant Food Sales.

   o Cost of Distribution Food Sales was 78% of Distribution Food Sales for the nine months ended August 31,1998.

   o Cost of Equipment Sales was at 81% of Equipment & Restaurant Sales for the nine month period ended August 31, 1998 and 80% for the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents decreased by $215,707 for the nine months ended August 31,1998, as compared with a increase of $99,767 for the nine months ended August 31, 1997. The current period decrease in the Company's cash position resulted primarily from the Net Loss for the period of $117,001, the increase in Accounts Receivable and Inventory (net of the increase in Accounts Payable) of approximately $270,000 related to the commencement of operation on February 1, 1998, of SUBperior Distribution Systems, Inc., ("SDS") and the release and settlement of litigation, (see note #4 of the Consolidated Financial Statements) which utilized an additional $265,000. Increases in Cash and Equivalents are primarily from Depreciation and Amortization of $125,846, the sale of property of $147,138 and from payments on Notes Receivable of $129,425.

The increase in Cash and Equivalents for the nine months ended August 31, 1997 was primarily from Net Income of $93,698, Depreciation and Amortization of $99,268, a $32,447 non-cash Provision for Federal Income Taxes and a decrease in inventory of $48,480 offset by a $88,350 increase in Accounts Receivable, a $31,668 decrease in Accounts Payable and Purchases of new equipment of $57,005.

In addition to the Thirteen new restaurants that opened in the first nine months of 1998, four new Tubby's Sub Shops are expected to open by the end of the fourth quarter. All restaurants scheduled to be opened by the end of 1998 are expected to be owned and operated by franchisees. The Company anticipates that it will be operating three restaurants and franchising ninety-five restaurants by the end of 1998.

The Company maintains two $250,000 revolving lines of credit with a local financial institution. These lines of credit can be drawn upon as needed to meet future cash requirements. As of October 12, 1998, the entire line of credit was available to the Company.

The Company is responsible for supervising construction and equipment installation for some new locations. As part of that process, the Company will contract for the purchase of equipment and execute construction contracts. Although the Company is reimbursed entirely for its costs, it often must prepay some costs. As of October 12, 1998, the Company has four new locations scheduled to open by November 30, 1998. The Company may be responsible for the construction and equipment installation of some of these locations. The Company anticipated estimated costs will vary between $50,000 to $100,000 each. The Company believes it has sufficient working capital to internally finance these projects.


Year 2000

The Company is in the process of evaluating Year 2000 issues in it's financial systems. Costs to address systems compliance are anticipated to be minimal. Management does not expect a significant impact on Operations.

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)  There are no exhibits submitted with this report.

            (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the three months ended August 31, 1998

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SIGNATURES.

                                      TUBBY'S, INC.

                                           /s/   Robert M. Paganes
                                           ---------------------------------
                                      By:  Robert M. Paganes
                                           President/Chief Executive Officer
Dated:  October 12, 1998

                                           /s/  Theresa M. Borto
                                           ---------------------------------
                                      By:  Theresa M. Borto
                                           Chief Financial Officer
Dated:  October 12, 1998