Form 10KSB
period 1998-11-30
TUBBYS INC
filed 1999-03-03
CIK 725398

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the Fiscal Year Ended November 30, 1998
                                           -----------------
                        Commission File Number 0-12706
                                               -------

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

       Registrant's telephone number, including area code 810/978-8829
                                                          ------------------
         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.01 Par Value
                         ---------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the common stock on February 19, 1999, as reported on the NASDAQ SmallCap Market was approximately $882,635. Shares of common stock held by each officer and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Issuer's revenues for its most recent fiscal year:       $7,365,983

     As of February 19, 1999, there were 2,583,114 shares of the registrant's common stock outstanding.

                                    PART I

     ITEM 1.      DESCRIPTION OF BUSINESS
     -------      -----------------------

     Introduction

     Tubby's, Inc., the Registrant, and its subsidiaries, are referred to herein as the "Company" or "Tubby's."

     Business Development

     Tubby's was founded in 1968 in Metropolitan Detroit, Michigan. The Company began by selling submarine sandwiches from a small store. The Company enjoyed success and growth and in 1977 began the sale of franchises of its submarine sandwich concept. In 1990, the Company, through a reverse merger, acquired the rights to the Stuff-Yer-Face Restaurants which operated primarily in New Jersey.

     The Company develops, operates, franchises and services a system of restaurants which prepare and serve a comprehensive menu of submarine sandwiches and related items. Tubby's submarine sandwiches are all prepared to order and many of its sandwiches are cooked on a grill. These restaurants are franchised or owned and operated as company stores. The Submarine sandwich shops are located in Michigan, Ohio, Arizona, Nebraska, Missouri, and Ontario,Canada.

     The Company also franchises and services a line of restaurants known as Stuff-Yer-Face. These restaurants are casual, sit-down, full service restaurants offering a line of "stuffed pizza" products known as "Stromboli". These restaurants create a casual and distinctive atmosphere by emphasizing the humorous "Stuff-Yer-Face" name and service by friendly waiters and waitresses. Consistent with the Stuff-Yer-Face name, portions are large.

     With an eye to the future, the Company sold its first Development Agent Agreement ("DA Agreement") in April, 1996. A DA Agreement confers the right to qualified persons to operate as an independent agent, on a non-exclusive basis, to develop and service the Company's franchised stores in a specific geographical area. The DA agrees that during the term of the agreement he will diligently perform his obligations on behalf of the Company to identify and assist prospective franchisees and to perform site acquisition services and supervision of franchisees operating Tubby's Sub Shop restaurants located in the territory. At November 30, 1998 the Company had nine active DA Agreements representing a potential of an additional 297 Tubby's Sub Shops over the next twenty years. Stores that are expected to result from the implementation of DA Agreements are the contractual responsibility of the Development Agents ("DAs"). Tubby's anticipates that these agreements will be fulfilled on a timely basis as stipulated in their respective contracts.

     In February of 1998 the Company launched a new subsidiary named SUBperior Distribution Systems, Inc. ("SDS"). SDS was formed by management to become its distributor of food and restaurant supplies to the franchised and Company-owned Tubby's Sub Shops. All purchasing and distribution decisions are made by SDS personnel while the warehousing and actual distribution are handled, under a negotiated contract, by an unaffiliated company experienced with institutional food/paper product distribution.

     In December 1998, the Company and Interfoods of America, Inc. ("Interfoods") entered into a proposed merger agreement which is subject to, among other things, approval by the shareholders of both parties. Under the terms of the proposed merger, Tubby's shall issue to Interfoods one new share of common stock (after giving effect to a planned one for five reverse stock split by Tubby's) for each two shares of outstanding Interfoods stock. The surviving corporation (Tubby's) will have approximately 3,300,000 outstanding shares (of which Tubby's shareholders will own approximately nineteen percent). Simultaneously with the merger, the surviving corporation (Tubby's) shall change its name to Interfoods of America, Inc. and shall sell all of Tubby's pre-merger assets to a related entity, the principals of which include certain members of Tubby's current management, for $2,500,000.

     The continuing strategy to sell DA Agreements, in addition to single store Tubby's Sub Shop franchises, has resulted in the following achievements in 1998 and expected store openings:

     Store Openings in 1998:
o        Six new single franchised stores opened in 1998.
o        Four stores opened pursuant to DA Agreements in 1998.

     First and Second Quarters of 1999:
o Twelve new franchised stores are expected to be opened in the first and second quarters of 1999. Of these stores, nine are pursuant to DA Agreements.

     Closed and Reacquired Stores:
o        Nine franchisee owned Tubby's Sub Shop were closed in 1998.
o        One Company-owned Tubby's Sub Shop was closed in 1998.

     As of November 30, 1998, a total of eighty-eight restaurants were in operation consisting of two Stuff-Yer-Face restaurants, three Tubby's Express restaurants, (of which one was owned by the Company), and eighty-three Tubby's Sub Shop restaurants, (of which two were owned by the Company). In the first and second quarters of 1999, twelve new franchisee owned Tubby's Sub Shop restaurants are expected to open.

     Expansion is an important part of Tubby's growth plans. The Company carefully studies possible locations and evaluates those potential sites based on a variety of criteria including traffic patterns, population, availability of drive-thru permits and other relevant criteria. The following table shows a summary of the Company's franchise activity and Company store activity over the last five years:

                                                                Fiscal Year Ended November 30,
     Tubby's/Tubby's Express/SYF Restaurants                 1998    1997     1996    1995     1994
                                                             ----    ----     ----    ----     ----
                                                 Opened       10       16        7      10        7
                                                 Closed       10        2        2       3        1
                                          Ending Number       88       88       74      69       62
                                          Company-owned        3        4        5       2        6

     This Business Development section contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward-looking statements, due to a number of uncertainties, including but not limited to, those discussed below and in "Management's Discussion & Analysis of Financial Condition & Results of Operation."

     Products

     Tubby's restaurants offer a uniform menu which includes over twenty different submarine and pita sandwiches cooked to order, along with french fries, onion chips and breaded mushrooms, potato chips, soup, and a full line of Pepsi-Cola soft drinks. Some restaurants also offer a line of premium ice cream that is sold in cones, desserts and take home packaging.

     The Company's submarine sandwiches are all prepared to order and many of the products, including its line of steak sandwiches, chicken sandwiches etc., are cooked when ordered. The Company's sandwiches are offered in different sizes from a length of six inches to a length in excess of five feet. Sandwiches in excess of twelve inches are generally ordered for parties, picnics and social events. The "party sub" is offered at all stores on an advance order basis, only. In 1998 the Company introduced a new catering menu which includes a variety of sandwich platters, party salads, and fresh-baked cookie platters. Tubby's menu is offered for carry out, on-site consumption and, where available, delivery.

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

     Franchises for Tubby's Sub Shops restaurants have been offered since 1977. Tubby's management is continuing its efforts to expand Tubby's and Stuff-Yer-Face restaurants both through selling single unit franchises and through locating qualified DAs and implementing DA Agreements.

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

     Supplies

     As of February 2, 1998, the Company initiated operation of its SUBperior Distribution Systems, Inc. ("SDS") subsidiary that sells food and proprietary items to its Franchisees. The Company also maintains an approved supplier list and the Franchisees are able to select the approved supplier of their choice. The Company believes that its new subsidiary, SDS, provides its franchised and Company owned Tubby's Sub Shops with uniform and consistently high quality products at equivalent or lower prices than previously charged.

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

     The Company has two full time employees devoted exclusively to the process of marketing and advertising for its Franchisees on both an individual and on a system wide basis. As a result of the efforts of these people, and the efforts of the Advertising Council, the Company has expanded and refined its marketing efforts and in 1999 will continue its advertising campaign.

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

     Employees

     As of November 30, 1998, the Company employed fourteen people in the management and administration of the corporation. In addition, the Company owned two Tubby's Sub Shop restaurants, and one Tubby's Express store. These stores employ thirty-one people, including related store managers. None of Tubby's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

     ITEM 2.      PROPERTIES
     -------      ----------

     The Company leases approximately 9,000 square feet in an office building which it uses as its headquarters and warehouse under a five year lease. Tubby's believes that these facilities offer sufficient space to allow it to conduct its business affairs. As of January, 1998, the Company had notified the lessor of its corporate headquarters building that, pursuant to its lease, it intended to exercise its option to purchase the building at a contract price of $425,000. Also refer to Item 3 Legal Proceedings for a discussion of the status since January 1998

     The Company owns one parcel of real estate. That parcel is leased to a Franchisee. All of the Company's real estate has been pledged as collateral on outstanding mortgage loans.

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

     On August 14, 1998, the Company commenced a civil action against Walter Lasko in the circuit court for the county of Macomb. The Complaint asserts claims for specific performance, equitable estoppel and unjust enrichment in connection with Mr. Lasko's refusal to honor the option to purchase the office building where its headquarters are located. The Company originally entered into a five year lease with an option to purchase the office building prior to the expiration of the lease. The Defendant claims that the Company failed to strictly comply with the written option to purchase by failing to provide a timely written notice that it was exercising the option. At this time, the Company is awaiting a trial date and intends to vigorously pursue its claim to specifically enforce the Defendant's obligation to sell the office building to the Company.

     On September 18, 1998, the Company commenced a civil action against Sun Valley Foods Company and Greg Tartarian, its President, individually in the circuit court for the Count of Macomb. The Complaint asserts claims for breach of contract, reimbursement for overpayments, fraudulent misrepresentation, and reimbursement for damaged and/or missing inventory. In the fall of 1997, the Company entered into a warehousing and distribution contract with Sun Valley and these claims arose out of Sun Valley's failure to perform pursuant to that contract. At present, the parties are attempting to resolve these claims through negotiating a possible settlement. The Defendants have been granted an extension of the deadline for answering the Complaint. At this time, the Company intends to pursue settlement negotiations and, if not successful, to vigorously pursue these claims through trial or arbitration.

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -------      ---------------------------------------------------

     There is no information required to be reported hereunder.

                                   Part II

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED
     -------      -----------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

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

                           1998                                 1997
                           ----                                 ----
                  High       Low                          High       Low
                  ----       ---                          ----       ---
     Quarter 1    $3 1/8     $1 7/8     Quarter 1        $5          $2  1/2
     Quarter 2     2 3/8      1 5/8     Quarter 2         4  3/8      2  3/16
     Quarter 3     2          11/16     Quarter 3         4  3/8      2 13/16
     Quarter 4     1 1/4      10/16     Quarter 4         4  1/16     2   1/2

     As of February 19, 1999, the approximate number of shareholders of record of the Company was 7,000. The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and depends, among other factors, on earnings, capital requirements and the operating and financial condition. At the present time, the Company's anticipated financial capital requirements will be such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

     ITEM 6.      MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
     -------      ---------------------------------------------------------
                  & RESULTS OF OPERATIONS
                  -----------------------

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto (see Item 7). This section contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward-looking statements, due to a number of uncertainties, including but not limited to, those discussed below and in the "Business" section.

     Financial Overview

     Tubby's and its consolidated subsidiaries experienced an increase in 1998 Total Revenues of $3,810,297 or 107.2%. The increase in revenues is primarily attributable to revenues generated by the new distribution subsidiary, SUBperior Distribution Systems, Inc.(SDS). Other significant changes in revenues include a 16.2% decrease in Food sales, a 14% increase in Monthly Franchise fees, a 32% decrease in equipment sales, and a 76.6% decrease in Commissions and other fees.

     Total Costs and Expenses increased by $4,000,678, or 114.4%, primarily due to the costs of products sold by the new distribution subsidiary. Other significant changes in Costs and Expenses include a 37.4% increase in operating expenses, a 23.2% decrease in cost of food sales and a 27.5% decrease in cost of equipment sales.

     Other income decreased by 30.5% primarily due to a 35.5% decrease in interest income which was related to the use cash as working capital for the SUBperior Distribution Systems, Inc. start up.

     The Company had a net loss before taxes of $31,207, in 1998 versus net income before taxes of $202,799 in 1997.

     Results of Operations - Comparison of the years ended November 30, 1998 and 1997

     Tubby's and its consolidated subsidiaries experienced an increase in 1998 Total Revenues of $3,810,297 or 107.2%. The Company had a loss before taxes of $31,207 in 1998 versus income before taxes of $202,799 in 1997 which is a 115.4% decrease. Net Loss after taxes was $31,207 in 1998 versus net income after taxes of $107,499 in 1997.

     The increase in revenues is attributable to revenues generated by the new distribution subsidiary, SDS, of $4,397,578, a decrease in Food sales of $151,082, or 16.2%, an increase in Monthly Franchise fees of $110,339, or 14%, a decrease in Equipment and restaurant sales of $184,116, or 32% and a decrease in Commissions and other fees of $367,589, or 76.6%.

     The revenues of the distribution subsidiary represent revenues generated since the launch of SDS on February 2, 1998. SDS product sales continued to grow each month as the franchisees became familiar and comfortable with the new distribution system.

     The decrease in Food sales revenues is primarily attributable to one Company owned restaurant that was closed in June 1998 due to a lease non-renewal. The Food sales attributable to this restaurant was $210,846 in the seven months it operated in 1998 compared to $383,849 in twelve months of 1997.

     The increase in Monthly Franchise fees is a result of improved Food sales system-wide. The Company believes that this overall increase in food sales is the result of the strong Detroit area economy as well as the increased efforts of the Marketing Director in advertising and marketing Tubby's Submarine Shops and their products.

     The decrease in the Equipment and restaurant sales revenue is a result of opening 10 stores in 1998 as compared to 16 stores in 1997. The trend toward building the lower cost non-traditional Tubby's Sub Shops rather than the traditional Tubby's Sub Shop continues. In 1997 seven of the ten new stores were of the non-traditional type. In addition, many of the new franchisees, particularly the growing number of out-of-state stores, are electing to handle store construction/improvements on their own rather than using the Subline Company, reducing purchases from Subline to equipment only.

     Commissions and other fees are comprised of marketing rights, material sales, rental income of existing Company owned franchisee operated Tubby's Sub Shops, and , in 1997, vendor rebates. The decrease of $367,589, or 76.6%, relates primarily to vendor rebates. In 1998 vendor rebates are classified as a reduction in cost of SDS products sold, whereas in 1997 vendor rebates of $364,629 are included in Commissions and other fees.

     The Costs of SDS Product Sales were $3,402,997 during the ten months of operation in 1998 with a gross margin of $ 994,581, or 22.6%. Management continues to believe strongly in the value of SDS and it's ability to provide its franchised and Company-owned Tubby's Sub Shops with uniform and consistently high quality products at equivalent or lower prices than previously charged.

     Operating expenses increased in 1998 by $881,817 or 37.4%. Incremental operating expenses of SDS which began operations in February 1998 represents approximately $703,000 of the increase. The largest portion of the SDS operating expenses is the cost of warehousing and distribution of $592,000. Advertising, promotional, and various marketing expenses increased by $138,000 in 1998 as the Company expanded its marketing efforts in regions where Tubby's are located. Commissions paid to Development Agents increased by $68,000. The Company anticipates continued increases in commissions paid to DA's as the DA agreements are fulfilled over the next twenty years. Salaries increased by $147,000, or 23.6%. The increase in salaries included additional staffing related to SDS operation, full year salaries for the staff positions in purchasing and marketing which were filled in April 1997 and July 1997, respectively, and annual merit increases. Expenses related to Franchise Development decreased by approximately $115,000, or 67.6%, primarily due to attendance at fewer trade shows.

     The Cost of Food sales at Company-owned stores decreased by $155,018, or 23.2% primarily due to the closing of one store in June 1998 due to lease non-renewal. The gross margin for 1998 was 34% compared to 28.3% in 1997. Company-owned stores absorb certain costs that franchised stores do not, including costs related to training new franchisees.

     The Costs of Equipment and Restaurant Sales decreased by $129,118, or 27.5%. The gross margin for 1998 was 12.8% compared to 18.3% in 1997. The decrease in margin is due to increased price competition in equipment sales. The company has taken steps to reduce the operating expenses related to the sale of equipment and restaurant construction and expects improved financial results in 1999.

     Other Income (Expense) decreased by $43,625, or 30.5% in 1998 as compared to 1997. This decrease was primarily due to a decrease in interest income of $38,479 or 35.5% in 1998 because the Company utilized its excess funds to provide short term funding for SDS inventory and accounts receivable.

     Liquidity and Capital Resources

     Working capital was $1,436,657 in 1998 compared to $1,177,481 in 1997.

     Cash and Equivalents decreased by $172,033 when compared to 1997. This decrease is composed of the following significant cash flows:

     Net Cash Flows Used by Operating Activities was $84,098 in 1998.

     Operating Activities Creating Significant Cash Inflows:
o Non-cash adjustments to the Net Loss included Depreciation and Amortization for 1998 of $136,704.
o        Provision for doubtful accounts was $71,896.
o Accounts payable increased by $272,769 as a result of the new SDS operations.

     Operating Activities Creating Significant Cash Out Flows:
o        Net Loss of $31,207.
o Accounts receivable increased by $282,479 as a result of the new SDS operations.
o        Inventories increased by $228,861 also as a result of SDS operations.
o        Prepaid expenses increased by $16,409.

     Net Cash Flows Provided By Investing Activities Was $140,716 in 1998.

     Cash Flows From Investing Activities:
o        Net Proceeds From Sale Of Property and Equipment of $156,502.
o        Payments on Notes receivable of $92,508.

     Cash Used In Investing Activities:
o        Purchases of Property and Equipment of $37,525.
o        Acquisition of McTub 49% Minority Interest of $65,000.

     Cash Flows Used in Financing Activities Was $228,651

     Cash Used In Financing Activities:
o Payments of Long-Term Debt of $228,651 which is comprised of the repayment of the note to McCourt (refer to Item 3 Legal proceedings) and to principal reduction on notes owed by the Company.

     The Company has identified several items which will impact cash flow and the liquidity of the Company during 1999. Those items are:

     Items Creating Cash Inflows

o The Company anticipates the construction and opening of as many as twelve new restaurants in the first two quarters of 1999. These stores have elected to contract construction or improvements themselves rather than using the Subline Company to do it. If these restaurants open as planned, the Company may realize operating income from the sale of equipment of about $4,500 from each store. The Company will also receive initial licensing fees, and ongoing monthly royalty and advertising fees. Reduced fees are derived from stores that are opened pursuant to DA Agreements.

     Items Creating Cash Outflows

o In January, 1998, pursuant to its corporate headquarters lease, the Company notified its landlord of their intention to purchase the building at the contract price of $425,000. The Company has a confirmed bank commitment for funding the entire purchase. The terms of the commitment are 100% financing at a fixed rate of 8.25% for five years with a fifteen year amortization. After five years, a new commitment will be required.

o In December 1998, the Company and Interfoods of America, Inc. ("Interfoods") entered into a proposed merger agreement which is subject to, among other things, approval by the shareholders of both parties. Under the terms of the proposed merger, Tubby's shall issue to Interfoods one new share of common stock (after giving effect to a planned one for five reverse stock split by Tubby's) for each two shares of outstanding Interfoods stock. The surviving corporation (Tubby's) will have approximately 3,300,000 outstanding shares (of which Tubby's shareholders will own approximately nineteen percent). Simultaneously with the merger, the surviving corporation (Tubby's) shall change its name to Interfoods of America, Inc. and shall sell all of Tubby's pre-merger assets to a related entity, the principals of which include certain members of Tubby's current management, for $2,500,000. The cash flow impact of this agreement includes Tubby's portion of merger costs such as legal, accounting and other professional fees which is limited to $50,000 by the agreement.

     As a result of the above sources and uses of cash and the expected continued cash flows, the Company believes it has sufficient liquidity to meet the needs of the Company in 1999. The Company maintains a $250,000 lines of credit with a local financial institution to meet short term financial needs. There were no borrowings under this agreement at November 30, 1998.

     Year 2000 Costs

     The Company, like most owners of computer hardware and software, will be required to modify certain portions of its hardware and software so that it will function properly in the year 2000. The Company is evaluating its system as to year 2000 compliance. Most of the Company's hardware is year 2000 compliant. The Company has no custom programmed software. Certain purchased software packages will need to be upgraded to the year 2000 compliant versions. The Company has received a letter of assurance from the unrelated company that handles SDS warehousing and distribution that their system is year 2000 compliant. The Company plans to contact other third party vendors to evaluate their year 2000 complinace status. Management believes that year 2000 costs will be immaterial, however, due to the complexities involved, management cannot provide assurances that the year 2000 issue will not have an impact on the Company's operation.


     Impact of Inflation

     The Company does not believe inflation has had a material impact on earnings during the past several years. The Company has demonstrated an ability to manage its assets, adjust retail prices, and use long-term debt for real estate holdings - made less expensive by inflation - and take such other steps as necessary to mitigate the effects of inflation.


     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management has not determined the impact, if any, this statement may have on future financial statement disclosures.

     Additionally, SFAS 130, "Reporting Comprehensive Income" was issued in June 1997, Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities", was issued in April 1998 and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. These statements are effective in fiscal 1999 and 2000 and are not expected to have a material impact on the consolidated financial statements.

     ITEM 7.      FINANCIAL STATEMENTS
     -------      --------------------

                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                     November 30,
                                                                 1998           1997
                                                                 ----           ----
ASSETS
Current Assets
         Cash and equivalents                                  $  692,196   $  864,229
         Certificate of deposit                                   111,199      105,430
         Accounts receivable - trade, less allowance
          for doubtful accounts of $59,580 and $36,740            702,990      443,810
         Inventories                                              328,280       99,419
         Prepaid expenses and other                                93,289       76,832
         Notes receivable                                          59,721       66,217
                                                               ----------   ----------
Total Current Assets                                            1,987,675    1,655,937
                                                               ----------   ----------

Property and Equipment
         Land                                                     187,684      325,347
         Building and improvements                                689,514      663,753
         Equipment                                                498,354      527,265
         Furniture and fixtures                                   140,815      138,394
         Vehicles                                                  11,509       15,009
                                                               ----------   ----------

                                                                1,527,876    1,669,768
         Less accumulated depreciation                            861,659      773,576
                                                               ----------   ----------
Net Property and Equipment                                        666,217      896,192
                                                               ----------   ----------

Other Assets
         Notes receivable, less allowance for doubtful
            accounts of $20,000 and $0                            408,733      543,342
         Goodwill, less amortization of $112,370 and $81,118      263,666      229,918
                                                               ----------   ----------
Total Other Assets                                                672,399      773,260
                                                               ----------   ----------
Total  Assets                                                  $3,326,291   $3,325,389
                                                               ==========   ==========


See accompanying summary of accounting policies and notes to consolidated financial statements.



                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                   November 30,
 LIABILITIES  AND  STOCKHOLDERS'  EQUITY                      1998             1997
                                                              ----             ----
Current Liabilities
         Accounts payable                                  $   379,176    $   106,407
         Accrued liabilities
         --Compensation                                         20,738         19,887
         --Other                                                24,695         16,153
         Deferred revenue                                      114,954        115,489
         Long-term debt due in one year                         11,455        220,520
                                                           -----------    -----------
Total Current Liabilities                                      551,018        478,456
Deferred Revenue                                                40,000         60,867
Long Term Debt, less amounts due in one year                   120,346        139,932
                                                           -----------    -----------
Total Liabilities                                              711,364        679,255
                                                           -----------    -----------

Stockholders' Equity
         Common stock, $.01 par value, 6,000,000 shares
            authorized, 2,583,114 issued and outstanding        25,832         25,832
         Additional paid in capital                          3,485,844      3,485,844
         Retained earnings (deficit)                          (896,749)      (865,542)
                                                           -----------    -----------
Total Stockholders' Equity                                   2,614,927      2,646,134
                                                           -----------    -----------

Total Liabilities and Stockholders' Equity                 $ 3,326,291    $ 3,325,389
                                                           ===========    ===========



See accompanying summary of accounting policies and notes to consolidated financial statements.



                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year Ended November 30,
CONSOLIDATED  STATEMENTS  OF  OPERATIONS            1998              1997
                                                    ----              ----
     Revenues
         Product sales                            $ 4,397,578    $      --
         Franchise fees
         --Monthly                                    896,298        785,959
         --Initial                                    139,501        132,543
         Food sales                                   779,918        931,000
         Advertising fees                             649,118        650,909
         Equipment and restaurant sales               391,311        575,427
         Commissions and other fees                   112,259        479,848
                                                  -----------    -----------
Total Revenues                                      7,365,983      3,555,686
                                                  -----------    -----------

Costs and Expenses
         Cost of product sales                      3,402,997           --
         Operating expenses                         3,239,755      2,357,938
         Cost of food sales                           512,836        667,854
         Cost of equipment and restaurant sales       341,197        470,315
                                                  -----------    -----------
Total Costs and Expenses                            7,496,785      3,496,107
                                                  -----------    -----------
Operating Income (Loss)                              (130,802)        59,579
                                                  -----------    -----------

Other Income (Expense)
         Interest income                               69,951        108,430
         Interest expense                             (13,829)        (9,572)
         Loss on sale of fixed assets                  (5,546)          --
         Miscellaneous                                 49,019         44,362
                                                  -----------    -----------
Total Other Income                                     99,595        143,220
                                                  -----------    -----------
Income (Loss) Before Taxes on Income                  (31,207)       202,799
Taxes on Income                                          --           95,300
                                                  -----------    -----------
Net Income (Loss)                                     (31,207)       107,499
                                                  ===========    ===========
Basic and Diluted Earnings (Loss) Per Share              (.01)           .04
                                                  ===========    ===========
Weighted Average Common Shares Outstanding          2,583,114      2,604,720
                                                  ===========    ===========


See accompanying summary of accounting policies and notes to consolidated financial statements.


                     TUBBY'S, INCORPORATED & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                            COMMON                       ADDITIONAL        RETAINED
                                            STOCK                        PAID-IN           EARNINGS
                                            SHARES         AMOUNT        CAPITAL            (DEFICIT)        TOTAL
                                            ------         ------        ---------          ---------        -----
      Balance, at December 1, 1996         2,583,114       $25,832       $3,485,844         $(973,041)       $2,538,635
      Net Income                                  --            --               --           107,499           107,499
                                           ---------       -------       ----------         ----------        ----------


     Balance, at November 30, 1997         2,583,114        25,832        3,485,844          (865,542)         2,646,134
     Net loss                                     --            --               --           (31,207)           (31,207)
                                           ---------       -------       ----------         ----------        ----------

     Balance, at November 30, 1998         2,583,114       $25,832       $3,485,844         $(896,749)        $2,614,927
                                           =========       =======       ==========         ==========        ==========



See accompanying summary of accounting policies and notes to consolidated financial statements.


                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Year Ended November 30,
                                                                1998          1997
                                                                ----          ----
     Cash Flows From Operating Activities
         Net income (loss)                                    $ (31,207)   $ 107,499
         Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities
              Depreciation and amortization                     136,704      135,468
              Provision for doubtful accounts                    71,896         --
              Loss on sale of fixed assets                        5,546         --
              Taxes on income                                      --         95,300
         Increase (Decrease) In Cash Due to Changes In
           Accounts receivable                                 (282,479)    (198,543)
           Inventories                                         (228,861)       3,386
           Prepaid expenses and other                           (16,457)      59,195
           Accounts payable                                     272,769      (83,522)
           Accrued liabilities                                    9,393        1,660
           Deferred revenue                                     (21,402)      49,356
                                                              ---------    ---------

Net Cash (Used In)Provided By Operating Activities              (84,098)     169,799
                                                              ---------    ---------

Cash Flows From Investing Activities
         Increase in certificate of deposit                      (5,769)      (5,813)
         Net proceeds from sale of property and equipment       156,502        5,000
         Purchase of property and equipment                     (37,525)     (69,020)
         Payments on notes receivable                            92,508       52,912
         Acquisition of partnership Interest                    (65,000)          --
                                                              ---------    ---------
Net Cash Provided by (Used In) Investing Activities             140,716     (16,921)
                                                              ---------    ---------

Cash Flows From Financing Activities
         Payments on long-term debt                            (228,651)    (232,143)
         Proceeds from long-term debt                              --        150,000
                                                              ---------    ---------
Net Cash Used In Financing Activities                          (228,651)     (82,143)
                                                              ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents           (172,033)      70,735
Cash and Equivalents, at beginning of period                    864,229      793,494
                                                              ---------    ---------

Cash and Equivalents, at end of period                        $ 692,196    $ 864,229
                                                              =========    =========


See accompanying summary of accounting policies and notes to consolidated financial statements.

                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              NOVEMBER 30, 1998


     1.  SUMMARY  OF  ACCOUNTING  POLICIES

     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Tubby's Inc., and its wholly-owned subsidiaries (the "Company" or "Tubby's"). Intercompany balances and transactions have been eliminated.

     Nature of Operations
     The Company's revenue is derived from: (1) franchise and advertising fees for the rights to operate sit down and carry-out restaurants specializing in submarine sandwiches, hamburgers or steak sandwiches, pizzas or ice cream; (2) distribution of food and restaurant supplies to franchisees; (3) food sales at Company owned stores; (4) equipment sales to franchisees; and (5) vendor commissions and rebates. The Company and its franchisees operate restaurants in Michigan, Ohio, New Jersey, Arizona, Missouri, Nebraska and the province of Ontario Canada.

     Number of Restaurants in Operation:               November 30,
                                                    ---------------
                                                    1998       1997
                                                    ----       ----
      Operated by Franchisees
            Beginning of year                        84          68
            Franchises opened                        10          16
            Franchises closed                        (9)         (0)
            End of year                              85          84

     Operated by the Company
           Beginning of year                          4           6
             Stores opened                            0           0
             Stores sold                              0          (2)
             Stores closed                           (1)          0
             End of year                              3           4

     Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and equivalents, and accounts and notes receivable. At times such cash and equivalents in banks are in excess of the respective financial institution's FDIC insurance limit. The Company attempts to minimize credit risk by reviewing all franchisees' credit history before extending credit and by monitoring franchisees' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on accounts and notes receivable, when necessary, based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     Fair Values of Financial Instruments
     The carrying amounts of cash and equivalents, certificates of deposit, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

     The carrying amounts of the long-term debt issued pursuant to the Company's credit agreements and notes receivable approximate fair value because the interest rates on these instruments approximate market rates.

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

     Inventories
     Inventories include food, restaurant supplies and equipment held for resale to franchisees. Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method for food and restaurant supplies and specific identification methods for equipment.

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is computed over the useful lives of the assets ranging from 5 to 40 years, using the straight-line method. Depreciation expense was $106,843 and $122,395 in 1998 and 1997, respectively.

     Goodwill
     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at acquisition. The Company is amortizing goodwill over periods ranging from three years to forty years.

     The Company reviews goodwill for impairment based upon the estimated undiscounted cash flows over the remaining life of the goodwill. If necessary, impairment will be measured based on the difference between discounted future cash flows and the net book value of the related goodwill.

     Revenue Recognition
     Monthly franchise fees are recognized based on the franchisees' sales as earned, except where collection is not deemed probable. Advertising fees are recognized as related expenses are incurred.

     Initial franchise fees and fees from Area Development Agreements ("ADA's") are deferred until the Company has substantially met its obligations under the franchise agreement, which is generally at the time the store is opened. Deferred revenues under ADA's are recognized as revenue on a pro rata basis as each store opens.

     The Company recognizes product sales at the time of shipment.

     Advances under vendor rebate agreements are deferred and recognized as revenue over the term of the agreements.

     Advertising Costs
     The Company expenses the cost of advertising as incurred. Advertising expense was approximately $650,000 in both 1998 and 1997.

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

     Earnings Per Share
     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements. The following table presents the earnings per share calculations:

For the Year Ended November 30,                                         1998          1997
                                                                        ----          ----
Numerator for Basic and Diluted Earnings per Share
    Net income (loss)                                             $   (31,207)   $   107,499

Denominator
 Denominator for basic earnings per share -
    weighted average shares                                         2,583,114      2,583,114

 Effect of dilutive securities stock options                             --           21,606

 Dilutive Potential Common Stock
  Denominator for diluted earnings per share -
      adjusted weighted average shares and assumed  conversions     2,583,114      2,604,720

Basic Earnings (Loss) Per Share                                   $      (.01)   $       .04

Diluted Earnings (Loss) Per Share                                 $      (.01)   $       .04

     As a result of the net loss in 1998, no stock options were included in the computation of diluted earnings per share.

     Options to purchase 60,467 shares of common stock at prices ranging from $3.60 to $8.40 in 1997, were outstanding, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares.

     In January 1998, the Company declared a one for ten reverse stock split. As a result, the amount of outstanding shares was reduced from 25,831,131 to 2,583,114. In connection with the reverse stock split, the Company amended its Articles of Incorporation to reduce the number of shares authorized from 60,000,000 to 6,000,000. Retroactive effect has been given to all share and per share data contained in the consolidated financial statements.

     Long-lived Assets
     The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. The Company evaluates whether impairment exists on the basis of undiscounted future cash flows from operations before interest for the remaining useful life of the assets. Any long-lived assets held for disposal are reported at the lower of these carrying amounts or fair value less costs to sell.

     Recent Accounting Pronouncements
     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management has not determined the impact, if any, this statement may have on future financial statement disclosures.

     Additionally, SFAS 130, "Reporting Comprehensive Income" was issued in June 1997. Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities", was issued in April 1998 and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. These statements are effective in fiscal 1999 and 2000 and are not expected to have a material impact on the consolidated financial statements.

     Reclassifications
     Certain 1997 balances have been reclassified for purposes of comparison to the 1998 balances.

     2.  INVENTORIES

         Inventories at November 30, 1998 and 1997 are summarized as follows:

                                                      1998              1997
                                                      ----              ----
          Food and restaurant supplies           $   297,475      $     28,989
          Equipment                                   30,805            70,430
                                                      ------            ------

                                                 $   328,280      $     99,419
                                                    ========           =======

     3.  NOTES RECEIVABLE

     Notes receivable consisted of the following at November 30, 1998 and 1997.

                                                                                         1998              1997
                                                                                         ----              ----
                  Note receivable, due in monthly installments
                     with interest at 10%, collateralized by a second
                     mortgage on property, maturing in 2007                              $307,663          $330,296

                  Various notes receivable, due in monthly installments with interest at various interest rates up to 10%,
                     collateralized by equipment,
                     maturing through 2001                                                180,791           279,263
                                                                                         --------          --------

                                                                                          488,454           609,559
                  Less: Amounts due within one year                                        59,721            66,217
                        Allowance for doubtful accounts                                    20,000                --
                                                                                         --------          --------

                  Total Notes Receivable - Noncurrent                                    $408,733          $543,342
                                                                                         ========          ========

     The Company's recorded investment in impaired loans totaled $60,000, with $20,000 of related credit loss allowance. The Company's recorded investment in impaired loans totaled $43,000 in 1997, with no related credit loss allowance in 1997. The average recorded investment in impaired loans during 1998 was approximately $51,000 with no related interest income recognized. The average recorded investment in impaired loans during 1997 was $43,000; this balance was completely reduced in 1998 by payments of approximately $33,000 with the remaining balance being written off. Interest income on impaired loans is recognized only when payments are received. Interest income recognized in 1997 was approximately $21,000.

     4.  REVOLVING CREDIT AGREEMENT

     The Company has entered into a $250,000 line-of-credit with a bank with interest payable at the bank's prime rate plus one-half percent (8.25% at November 30, 1998). Short-term borrowings are due on demand and are secured by a blanket lien on all assets of the Company and a pledged $100,000 certificate of deposit. No borrowings were outstanding under the line-of-credit at November 30, 1998 and 1997.

     5.  LONG-TERM  DEBT

     Long-term debt consisted of the following at November 30, 1998 and 1997.

                                                                                1998              1997
                                                                                ----              ----
        Mortgage notes payable in equal monthly installments of
        $1,930 through March, 2002, at which
        time a balloon payment is due; with interest
        payable at 9.25%                                                        131,801           142,084

        Note payable - stockholder (see Note 14)                                     --           200,000

        Other                                                                        --            18,368
                                                                            -----------       -----------
                                                                                131,801           360,452
        Less amounts due within one year                                         11,455           220,520
                                                                            -----------       -----------
                                                                            $   120,346       $   139,932
                                                                            ===========       ===========

     The Company has pledged substantially all of its property and equipment as collateral for repayment of debt.

     Annual maturities of long-term debt are as follows:

                                    1999                       $ 11,455
                                    2000                         12,560
                                    2001                         13,772
                                    2002                         94,014
                                                               --------
                                                               $131,801
                                                               ========

     6.  RELATED  PARTIES

     Peter T. Paganes and Robert M. Paganes are directors, officers, and shareholders of the Company and J. Thomas Paganes, their brother, is a shareholder of the Company. These shareholders own approximately 24% of the Company's outstanding common stock. They each own and operate franchised stores. The following is a summary of activity with these stockholders and their restaurants as of and for the years ended November 30, 1998 and 1997.

                                                                  1998             1997
                                                                  ----             ----
                  Product sales, franchise
                    and advertising fees                     $  867,809         $ 156,412

                  Accounts receivable                            55,922            29,191

                  Interest income                                    --             1,431

     7.  INCOME  TAXES

     Significant components of deferred tax assets and liabilities consisted of the following at November 30, 1998 and 1997.

     Deferred Tax Assets and Liabilites                                                     1998               1997
     -----------------------------------                                                    ----               ----
                  Net operating loss carry-forwards                                      $531,000          $513,000
                  Deferred revenue                                                         71,000            78,000
                  Depreciation                                                             27,000            24,000

                  Allowance for doubtful accounts                                         27,000             12,000
                  Installment sale                                                       (25,000)           (27,000)
                  Change to Accrual Method-Section 481(a) adjustment                     (20,000)           (30,000)
                  Other                                                                  (23,000)             1,000
                                                                                        --------          ---------

                  Net Deferred Tax Asset                                                 588,000            589,000

                  Valuation allowance on net deferred tax asset                         (588,000)          (589,000)
                                                                                        --------          ---------
                  Deferred Taxes                                                        $     --          $      --
                                                                                        ========          =========

     The following reconciles the expected income tax rate to the effective income tax rate.

                                                                              1998              1997
                                                                              ----              ----
                  Income taxes at federal statutory rate                    (34.0)%             34.0%
                  Tax expense resulting from utilization of NOLs                --              47.0
                  Valuation allowance adjustment                             (1.1)             (40.9)
                  Non-deductible goodwill and entertainment
                     expenses                                                44.1                8.3
                  Other                                                      (9.0)              (1.4)
                                                                             -----            ------
                  Effective Tax Rate                                         00.0%              47.0%
                                                                             =====              ====

     The Company has acquired net operating loss carry-forwards of approximately $670,000 which are available to offset future taxable income. However, to the extent such loss carry-forwards are utilized to reduce future taxable income, the related tax benefit will first be credited to goodwill until fully eliminated and then to income. In 1997, the Company had taxable income of approximately $288,000 which when utilizing the loss carry-forwards resulted in a reduction of goodwill of $95,300. Utilization of these losses is limited based on the taxable income generated by the activity that generated these losses and the carry-forwards expire beginning in 1999.

     The Company also has net operating loss carry-forwards for tax purposes of approximately $892,000 relating to losses incurred subsequent to the above mentioned acquisition which expire from 2006 through 2009.

     As a result of the proposed merger discussed in Note 14 of the consolidated financial statements, the availability of the net operating loss carry-forwards may be limited.

     8.  STOCK  OPTION  PLAN

      The Company has stock option plans under which key employees may be granted options to purchase a specific number of shares of the Company's stock with option prices approximating market prices at the date of grant. Options are subject to the terms of each plan.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the Plan. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been the following pro forma amounts:

                                                                         1998              1997
                                                                         ----              ----
                  Net Income (Loss)
                  As reported                                        $   (31,207)       107,499
                  Pro forma                                              (43,963)        52,277

                  Earnings Per Share
                  As reported
                            Basic                                           (.01)            .04


                  Diluted                                                   (.01)            .04
                Pro forma
                  Basic                                                     (.02)            .02
                  Diluted                                                   (.02)            .02

     As of November 30, 1998, 283,383 shares were reserved under the Incentive Stock Option Plan and 83,300 were reserved under the non-statutory Incentive Stock Option Plan. A summary of the options under both plans is as follows:

                                                                                  Weighted Average
                                                                        Shares     Exercise Price
                                                                        ------     --------------
     Incentive Stock Option Plan
     Outstanding, at December 1, 1996
         (60,467 exercisable)                                             60,467      $3.10
         Granted                                                          13,500       3.30

     Outstanding, at November 30, 1997
         (60,467 exercisable at weighted average
          exercise price of $3.10)                                        73,967       3.20
         Forfeited                                                       (37,000)      2.70

     Outstanding at November 30, 1998
         (36,967 exercisable)                                             36,967       3.60

-----------------------------------------------------------------------------


                                                                                  Weighted Average
                                                                        Shares     Exercise Price
                                                                        ------     --------------
     Non-Statutory Incentive Option Plan
     Outstanding at December 1, 1996
         (20,000 exercisable)                                             20,000      $ 3.60
         Granted                                                          20,500        1.60

     Outstanding at November 30, 1997
         (20,000 exercisable at weighted average
          exercise price of $3.60)                                        40,500      $ 2.60
         Forfeited                                                       (12,000)       1.50

     Outstanding at November 30, 1998
         (28,500 exercisable)                                             28,500       $3.05

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997: dividend yield of 0%; expected volatility of 74%; risk free interest rate of 6.2%; and expected lives of 3.3 years.

     The weighted average grant date fair value options granted in 1997 was $2.00. No options were granted in 1998.

     The following is a summary of stock options outstanding at November 30, 1998:


                                                                            Options Outstanding and Exercisable
                                                                             Weighted Average         Weighted
                                                                                    Remaining           Average
                                                                                  Contractual          Exercise
     Price Range                                              Number              Life (Years)          Price
     -----------                                              ------              ------------          -----
     Incentive Stock Option Plan
     $ 3.10 -4.40                                             36,833                  6.0                3.60
        8.40                                                     134                  2.0                8.40
                                                              ------                  ---                ----
                                                              36,967                  6.0              $ 3.60


     Non-Statutory Plan
     $  1.50 - 1.90                                            8,500                  8.5              $ 1.75
         3.60                                                 20,000                  2.0                3.60
                                                              ------                  ---              ------
                                                              28,500                  4.0              $ 3.05


     9.   EMPLOYEE BENEFIT PLAN

     In 1997, the Company implemented a 401(k) plan covering substantially all full-time employees. The Company matches each employee's contribution up to a predetermined limit. The Company's contribution expense amounted to approximately $3,000 in 1998 and 1997.


     10. OPERATING  LEASES

     The Company leases buildings, equipment, and restaurant space under various operating leases. The future minimum rental payments, under all operating leases containing minimum annual rental payments, are as follows:

                  1999               $56,513
                  2000                44,795
                  2001                29,256
                                   ---------
                                   $ 130,564

     Total rent expense under the operating leases was approximately $102,000 and $120,000 for 1998 and 1997, respectively.


     11. COMMITMENT AND CONTINGENCY

     In connection with the distribution of food and restaurant supplies to franchisees, the Company entered into an agreement effective November 1, 1998 with an unaffiliated entity that is experienced with multiple location institutional food distribution to provide warehouse and distribution services for the Company. Minimum annual billings to the Company for these services must be $425,000. Failure to generate the volume necessary to achieve such annual billings will constitute a termination of the agreement. In connection with such termination or if the agreement is terminated without cause by the Company prior to September 1, 2002, the Company agrees to pay the unaffiliated entity the following amounts based on specific termination dates:

o        Prior to September 1, 1999                -   $ 225,000
o        September 1, 1999  -  August 31,  2000    -   $ 150,000
o        September 1, 2000  -  August 31, 2001     -   $  75,000
o        September 1, 2001  -  August 31, 2002     -   $  50,000


     12. Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during 1998 and 1997 amounted to $13,829 and $17,572, respectively. No amounts were paid for income taxes in 1998 and 1997.

     During 1997, the Company exchanged property and equipment for a note receivable totaling $85,000.

     13. LITIGATION SETTLEMENT

o In January 1998, the Company entered into a release and settlement agreement with Patrick J. McCourt (McCourt), minority shareholder of McTub Company, in connection with the litigation between the Company and McCourt. The agreement required the Company to pay McCourt the sum of $200,000 which constitutes repayment of the principle of a term note dated in October 1993. Also, in connection with the agreement, the Company paid McCourt $65,000 for his 49% interest in McTub Company resulting in an increase in goodwill during 1998. The agreement discharged and released the Company from any and all claims with McCourt.

o During 1998, the Company exercised its option to purchase the building that houses its corporate headquarters for a total cost of $425,000. However, the seller claimed that the Company failed to strictly comply with the written option to purchase. As a result, the Company commenced a civil action against the seller to enforce the seller's obligation to sell the building to the Company and is awaiting a trial date. If the Company prevails in its litigation, it expects to finance the cost of the building.

14.      SUBSEQUENT EVENTS

In December 1998, the Company and Interfoods of America, Inc. (Interfoods) entered into a proposed merger agreement which is subject to, among other things, approval by the shareholders of both parties. Under the terms of the proposed merger, Tubby's shall issue to Interfoods one new share of common stock (after giving effect to a planned one for five reverse stock split by Tubby's) for each two shares of outstanding Interfoods stock. The surviving corporation (Tubby's) will have approximately 3,300,000 shares (of which Tubby's shareholders will own approximately nineteen percent). Simultaneously with the merger, the surviving corporation (Tubby's) shall change its name to Interfoods of America, Inc. and shall sell all of Tubby's pre-merger assets to a related entity, the principals of which include certain members of Tubby's current management, for $2,500,000.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





     The Board of Directors
     Tubby's, Inc. and Subsidiaries
     Sterling Heights, Michigan

     We have audited the accompanying consolidated balance sheets of Tubby's, Inc. and Subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tubby's, Inc. and Subsidiaries at November 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                  BDO Seidman, LLP


     Troy, Michigan
     January 22, 1999

     ITEM 8.      CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
     -------      ----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE
                  ------------------------

     There is no information required to be reported hereunder.

     ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     -------      --------------------------------------------------

     All of the executive officers of Tubby's as of February 19, 1999, are shown below. Each of the executive officers has a term of office until the June, 1999 Board of Directors meeting.

               NAME/ AGE                   POSITION HELD WITH REGISTRANT
               ---------                   -----------------------------
         Robert M. Paganes/42            President and Chief Executive Officer
         Peter T. Paganes/56             Vice President
         Vincent J. Tatone/42            Secretary
         Theresa M. Borto, CPA/39        Chief Financial Officer

     Messrs. Paganes are brothers and shareholders of the Company. There are no other relationships among the executive officers.

     Robert M. Paganes was a founder of Tubby's Sub Shops, Inc. which was formed in December, 1977. Mr. Paganes has been an Officer and Director of Tubby's, Inc. since May of 1986. Since 1979, Mr. Paganes has also been an owner and operator of Tubby's Submarine Shop franchises in the Detroit, Michigan area. From 1990 through June 9, 1994 Mr. Paganes was Vice President and Secretary of the Company. On June 10, 1994, Mr. Paganes was appointed President and on August 12, 1994, he was appointed Chief Executive Officer for the Company.

     Peter T. Paganes has been a Vice President and Director of Tubby's, Inc. since May, 1986. In May, 1990, Mr. Paganes was appointed as Vice Chairman of the Board of the Company. Mr. Paganes was a founder of Tubby's Sub Shops, Inc., which was incorporated in December 1977. Mr. Paganes has also been an owner and operator of Tubby's Submarine Shop franchises in the Detroit, Michigan area since 1973. On August 12, 1994 Mr. Paganes was elected as Chairman of the Board of the Company.

     Vincent J. Tatone was appointed to the Board of Directors of the Company in January, 1993. Mr. Tatone graduated, cum laude, from the University of Detroit Law School in 1985. After serving a two year appointment as a law clerk at the Michigan Supreme Court, Mr. Tatone engaged in the private practice of law. Mr. Tatone became General Counsel to the Company in April, 1994, and was elected as Secretary of the Company on August 12, 1994.

     Theresa M. Borto was appointed Chief Financial Officer of Tubby's, Inc. in May 1998. She has a bachelor of arts degree in accounting from Michigan State University. Ms. Borto is a CPA with seventeen years management experience. Prior to her employment at Tubby's, Ms. Borto was the Chief Financial Officer for CAM Administrative Services, Inc.

     ITEM 10.     EXECUTIVE COMPENSATION
     --------     ----------------------

     Executive Compensation:

     The following table sets forth compensation awarded to, earned by or paid to the Company's president and Chief Executive Officer. No other officer of the Company earned a salary and bonus of more than $100,000 during the Company's fiscal year ending November 30, 1998. The Company did not grant any options, restricted stock awards or stock appreciation rights, nor pay compensation that would qualify as "All Other Compensation", nor did the Company make payments to any Executive Officer earning an annual salary or bonus in excess of $100,000, which may be categorized as "Other annual Compensation" or "LTIP Payouts", during the Company's fiscal year ended November 30, 1998.

               Name and Principal Position        Fiscal Year    Salary($)
               ---------------------------        -----------    ---------
          Robert M. Paganes,
            President & Chief Executive Officer   1998           76,000

     No Stock options were granted to the above-named Executive Officer during the fiscal year ended November 30, 1998.

     Compensation of Directors:

     A fee of $250 per meeting attended was paid to each independant, non-employee Director for their services as such for the fiscal year ended November 30, 1998. The Total amount paid to independant Directors as a group was $1,250.

     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     --------     ---------------------------------------------------
                  MANAGEMENT
                  ----------

     Set forth below is certain information concerning management and other persons who are known by the Company to own beneficially more than 5% of the Company's Common stock, $0.01 par value, on November 30, 1998.

                                        Amount and Nature        Percent of
        Name of Beneficial Owner         of Ownership(1)          Class(2)
        ------------------------        -----------------        ----------

     Robert M. Paganes ...............       260,541                10.1%
     6029 E. Fourteen Mile Road              President
     Sterling Heights, MI 48312              Director

     Peter T. Paganes ................       173,400                 6.7%
     6029 E. Fourteen Mile Road              Vice President
     Sterling Heights, MI 48312              Director

     Vincent J. Tatone ...............       50,000                  3.1%(2)
     6029 E. Fourteen Mile Road              Secretary
     Sterling Heights, MI 48312              Director

     Ronald Boraks ...................       0                       0.0%(4)
     38345 W. Ten Mile Road                  Director
     Farmington Hills, MI 48335

     J. Thomas Paganes ...............       187,738                 7.3%
     38633 Moravian                          Shareholder
     Mt. Clemens, MI 48043

     All Executive Officers and
     Directors as a Group (5 persons).       671,679                26.0%

-------

(1) The nature of ownership is sole voting and investment power unless otherwise indicated.

(2)  As of February 19, 1998.

(3) Pursuant to the rules of the Securities and Exchange commission, the Company's common stock which is not outstanding but which is subject to options is deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by the optionee, but not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(4)  Less than 1%.

     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     --------     ----------------------------------------------

     Peter T. Paganes and Robert M. Paganes are directors, officers and shareholders of the Company and J. Thomas Paganes, their brother, is a shareholder of the Company. They each own and operate franchised stores.

     Amounts included in Accounts Receivable
       at November 30, 1998 ..........................      $ 55,922

     Amounts included in Revenues for the year ended
       November 30, 1998 .............................      $867,809

     Prior to January 1, 1993, the above persons had an exemption from paying royalties on their stores. Effective January 1, 1993, this exemption was limited to previously existing stores and was discontinued until such time as these persons were not employed by the Company. Each of the above persons is in full compliance with all personal obligations to the Company as of November 30, 1998.

     As of November 30, 1998, there were no officers and directors, or other related parties, of the Company that had any remaining balances regarding loans from the Company and/or credits for loans made to the Company.

     The following table summarizes the amounts due as of November 30, 1998 from all stores owned by officers, directors or other related parties of the Company:

                                                            Amounts Due from
                                             Number of          Stores at
          Name                           Franchises Owned   November 30, 1998
          ----                           ----------------   -----------------

Robert M. Paganes .....................         2                $17,476
Peter T. Paganes ......................         1                $ 8,601
                                               --                -------
     Amounts due from Officers
       and Directors ..................         3                $26,077
J. Thomas Paganes .....................         3                $29,845
                                               --                -------
     Amounts Due from Officers,
       Directors and other related
       parties ........................         6                $55,922
                                               ==                =======

     ITEM 13.     EXHIBITS AND REPORTS ON 8K
     --------     --------------------------

                                                                                                                  Page

         (a)      Documents filed as a part of this report:

         (1)      Financial Statements:

                  Consolidated Balance Sheets as of November 30, 1998 and 1997....................................14, 15

                  Consolidated Statements of Operations for the Years Ended
                  November 30, 1998 and 1997..........................................................................16

                  Consolidated Statements of Stockholders' Equity for the
                  Years Ended November 30, 1998 and 1997..............................................................17

                  Consolidated Statements of Cash Flows for the Years Ended
                  November 30, 1998 and 1997..........................................................................18

                  Notes to Consolidated Financial Statements..........................................................19

                  Report of Independent Certified Public Accountants..................................................28

                  (b) Reports on Form 8-K

                  No reports were filed on form 8-K during the last quarter of the period covered by this report.

                  (c)Exhibits:

                  Name/Type of Exhibit
                  10       Material Contract - Clark Foodservice, Inc.
                  21       Subsidiaries of the registrant
                  23       Consent of independent certified public accountants

                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                TUBBY'S, INC.


                                  Robert M. Paganes
                                --------------------------
                                By:      Robert M. Paganes
                                Its:     President & Chief Executive Officer


                                  Theresa M. Borto
                                --------------------------
                                By:      Theresa M. Borto
                                Its:     Chief Financial Officer



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


     SIGNATURE               TITLE                                                  DATE
     ---------               -----                                                  ----

      Peter T. Paganes       Chairman of the Board, Vice-President                 02/26/99

      Robert M. Paganes      President, Chief Executive Officer, Director          02/26/99

      Vincent J. Tatone      Secretary, Director                                   02/26/99

      Ronald D. Boraks       Director                                              02/26/99