Form 10QSB
period 1999-02-28
TUBBYS INC
filed 1999-04-14
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999
                               -----------------
     OR

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

         Yes _X_     No ___


As of April 13, 1999, there were 2,583,114 shares of common stock outstanding.

                                    INDEX

                        TUBBY'S, INC. AND SUBSIDIARIES

                                                                    Page No.
                                                                    --------
PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements (Unaudited).

                     Consolidated Balance Sheets,
                     February 28, 1999 and November 30, 1998          3-4

                     Consolidated Statements of Operations,
                     Three Months Ended February 28, 1999
                     and February 28, 1998                              5

                     Consolidated Statements of Cash Flows,
                     Three Months Ended February 28, 1999
                     and February 28, 1998                              6

                     Notes to Consolidated Financial Statements       7-8

Item 2.              Management's Discussion and Analysis of
                     Financial Condition and Results of Operations   9-11


PART II - OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K                  12

Signatures                                                             12

PART I - FINANCIAL INFORMATION
ITEM  I - FINANCIAL STATEMENTS (UNAUDITED).

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                               February 28  November 30,
                                                  1999         1998
ASSETS                                         (Unaudited)    (Note)
--------------------------------------------   ----------   -----------

Current Assets:
         Cash and equivalents                  $  811,733   $  692,196
         Certificate of deposit                   111,199      111,199
         Accounts receivable -- trade,
           less allowance for doubtful
           accounts of $56,160 and $59,580        699,347      702,990
         Inventories                              345,385      328,280
         Prepaid expenses and other                82,694       93,289
         Notes receivable                          57,447       59,721
                                               ----------   ----------

Total Current Assets                            2,107,805    1,987,675
                                               ----------   ----------

Property and Equipment
         Land                                     187,684      187,684
         Buildings & improvements                 689,514      689,514
         Equipment                                498,354      498,354
         Furniture & fixtures                     140,815      140,815
         Vehicles                                  11,509       11,509
                                               ----------   ----------
                                                1,527,876    1,527,876
         Less: accumulated depreciation           884,900      861,659
                                               ----------   ----------

Net Property & Equipment                          642,976      666,217
                                               ----------   ----------

Other Assets
         Goodwill, less amortization of
           $153,143 and $112,370                  222,893      263,666
         Notes Receivable, less allowance
           for doubtful accounts of
           $20,000 and $20,000                    397,814      408,733
                                               ----------   ----------

Total Other Assets                                620,707      672,399
                                               ----------   ----------

Total Assets                                   $3,371,488   $3,326,291
                                               ==========   ==========

         See Accompanying Notes to Consolidated Financial Statements

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                        February 28,   November  30,
                                            1999           1998
LIABILITIES & STOCKHOLDERS' EQUITY      (Unaudited)       (Note)
------------------------------------    -----------    -------------

Current Liabilities
  Accounts payable                      $   419,204    $   379,176
  Accrued liabilities:
     Compensation                            38,752         20,738
     Other                                   23,542         24,695
  Deferred revenue                           50,923        114,954
  Long-term debt due within one year         11,724         11,455
                                        -----------    -----------

Total Current Liabilities                   544,145        551,018

Deferred Revenue                             32,000         40,000

Long-Term Debt, less amounts
  due in one year                           117,314        120,346
                                        -----------    -----------

Total Liabilities                           693,459        711,364
                                        -----------    -----------

Stockholders' Equity
Common stock, $.01 Par
  Value, 6,000,000 shares authorized,
  2,583,114 issued and outstanding           25,832         25,832
Additional paid in capital                3,485,844      3,485,844
Retained earnings (deficit)                (833,647)      (896,749)
                                        -----------    -----------

Total Stockholders' Equity                2,678,029      2,614,927
                                        -----------    -----------

Total Liabilities and
  Stockholders' Equity                  $ 3,371,488    $ 3,326,291
                                        ===========    ===========


         See Accompanying Notes to Consolidated Financial Statements

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended,
                                              February 28,   February 28,
                                                 1999           1998
                                             -------------  -------------
Revenues:
   Product sales                             $ 1,402,917    $   375,808
   Franchise fees:
      Monthly                                    212,398        207,957
      Initial                                     59,000         52,001
   Food sales                                    195,453        199,746
   Advertising fees                              205,099        169,123
   Equipment and restaurant sales                 57,196        174,072
   Commissions & other  fees                      26,750         71,894
                                             -----------    -----------

Total Revenues                                 2,158,813      1,250,601
                                             -----------    -----------

Costs & Expenses:
  Cost of product sales                        1,056,031        300,993
  Operating expenses                             841,826        636,776
  Cost of food sales                             129,808        138,681
  Cost of equipment & restaurant sales            47,156        147,523
                                             -----------    -----------

Total Costs & Expenses                         2,074,821      1,223,973
                                             -----------    -----------

Operating Income                                  83,992         26,628

Other Income (Expense):
   Interest Expense                               (3,029)        (3,695)
   Interest Income                                14,647         19,457
                                             -----------    -----------

Total Other Income (Expense)                      11,618         15,762
                                             -----------    -----------

Income Before Taxes on Income                     95,610         42,390
Taxes on Income                                   32,508         19,900
                                             -----------    -----------

Net Income                                        63,102         22,490
                                             ===========    ===========

Basic and Diluted Earnings Per Share         $      0.02    $      0.01
                                             ===========    ===========

Weighted Average Common Shares Outstanding     2,538,114      2,583,114
                                             ===========    ===========

         See Accompanying Notes to Consolidated Financial Statements

                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended,
                                                    February 28,  February 28,
                                                       1999           1998
                                                    -----------   ------------
Cash Flows From Operating Activities:
Net Income                                           $  63,102     $  22,490
Adjustments To Reconcile Net Income To Net
Cash provided by (used in) Operating Activities:
     Depreciation & Amortization                        31,506        30,823
     Taxes on Income                                    32,508        19,900
Increase  (Decrease) In Cash Due To
Changes In:
              Accounts Receivable                        3,643      (265,507)
              Inventories                              (17,105)     (200,279)
              Prepaid Expenses & Other                  10,595       (18,886)
              Accounts Payable                          40,028       296,313
              Accrued Liabilities                       16,861        21,226
              Deferred Revenues                        (72,031)      (59,945)
                                                     ---------     ---------

Net Cash Provided by (Used In) Operating
  Activities                                           109,107      (153,865)

Cash Flows From Investing Activities
              Acquisition of partnership interest            0       (65,000)
              Purchase Of Property & Equipment               0        (9,206)
              Payments On Notes Receivable              13,193        26,098
                                                     ---------     ---------

Net Cash Provided by (Used In) Investing Activities     13,193       (48,108)

Cash Flows From Financing Activities:
              Payments On Long-Term Debt                (2,763)     (205,389)
                                                     ---------     ---------

Net Cash (Used In) Financing Activities                 (2,763)     (205,389)
                                                     ---------     ---------

Net Increase (Decrease) In Cash and Equivalents        119,537      (407,362)

Cash and Equivalents, at beginning of period           692,196       864,229
                                                     ---------     ---------

Cash and Equivalents, at end of period               $ 811,733     $ 456,867
                                                     =========     =========

         See Accompanying Notes to Consolidated Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.         CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conformity with generally accepted accounting principles. In the opinion of the company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at February 28, 1999 and February 28, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto as of November 30, 1998 and the Form 10-KSB as of November 30, 1998.


2.         ACCOUNTING FOR INCOME TAXES

The Company has acquired net operating loss carry forwards relating to the SYF merger of approximately $670,000 which are available to offset future taxable income. However, to the extent such loss carry-forwards are utilized to reduce future taxable income, the related tax benefit will first be credited to goodwill until fully eliminated and then to income. In the three months ending February 28, 1999, the Company had taxable income of approximately $95,600 which resulted in a reduction of goodwill of approximately $32,500. Utilization of these losses is limited based on the taxable income generated by the activity that generated these losses and expire beginning in 1999.

The Company also has net operating loss carry-forwards for tax purposes of approximately $892,000 relating to losses incurred subsequent to the SYF acquisition which expire from 2006 through 2009.

As a result of the proposed merger discussed in Note 4, the availability of the net operating loss carry-forwards may be limited.


3.      LITIGATION

During 1998, the Company exercised its option to purchase the building that houses its corporate headquarters for a total cost of $425,000. However, the seller claimed that the Company failed to strictly comply with the written option to purchase. As a result, the Company commenced a civil action against the seller to enforce the seller's obligation to sell the building to the Company and is awaiting a trial date. If the Company prevails in its litigation it expects to finance the cost of the building.

4.       Proposed Merger

In December 1998, the Company and Interfoods of America, Inc. ("Interfoods") entered into a proposed merger agreement which is subject to, among other things, approval by the shareholders of both parties. Under the terms of the proposed merger, Tubby's shall issue to Interfoods one new share of common stock (after giving effect to a planned one for five reverse stock split by Tubby's) for each two shares of outstanding Interfoods stock. The surviving corporation (Tubby's) will have approximately 3,300,000 outstanding shares (of which Tubby's shareholders will own approximately nineteen percent). Simultaneously with the merger, the surviving corporation (Tubby's) shall change its name to Interfoods of America, Inc. and shall sell all of Tubby's pre-merger assets to a related entity, the principles of which include certain members of Tubby's current management, at a purchase price of $2,500,000. The cash flow impact of this agreement includes Tubby's portion of merger costs such as legal, accounting and other professional fees which is limited to $50,000 by the agreement.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATION.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's Form 10-KSB and audited financial statements and notes thereto for the fiscal year-ended November 30, 1998.

FINANCIAL CONDITION

Cash and Equivalents, Certificates of Deposit, and Investments increased by $119,537 for the three months ended February 28, 1999, as compared with a decrease of $407,362 for the three months ended February 28, 1998. The current period increase in the Company's cash position resulted primarily from net income of $63,102, and from non-cash expenses of depreciation and amortization of $31,506, and federal tax expense of 32,508.

Consolidated revenues for the first quarter of 1999 increased by $908,212 or 72.6% compared to the first quarter of 1998. The primary reason for the increase in revenues is that SUBperior Distribution Systems, Inc.("SDS") was in full operation for three months during first quarter 1999 but was only operating for one month in first quarter 1998 (inception date was February
1998). SDS Product sales in first quarter 1999 were $1,402,917 compared to $375,808 contributing $1,027,109 of the overall increase in consolidated revenues. Other fluctuations of lesser significance are explained below.

The Company opened four new franchised stores during first quarter 1999 compared to three in first quarter 1998 and has signed franchise agreements for an additional eight with projected opening dates during the second quarter of 1999. Four franchised stores were closed during first quarter 1999, compared to two closings in first quarter 1998. At February 28, 1999, the Company operated three restaurants and franchised eighty-five restaurants. Franchised restaurants are located in Michigan, Missouri, Arizona, Ohio, Florida, New Jersey and the Canadian province of Ontario.

Results of operations for the three months ended February 28, 1999 as compared with the three months ended February 28, 1998.

Revenues for the three months ended February 28, 1999, increased by 72.6% to $2,158,813. Income Before Taxes On Income increased by 126% to $95,610 as compared to the same period in 1998. The increase in Total Revenues was attributable to:

o SDS Product sales increased by $1,027,109 or 273%. This is primarily due to the fact that there are three months of operation in first quarter 1999 but only one month of operation in first quarter 1998 (inception date of SDS was February 1998).

o Initial franchise fees increased 13.5% to $59,000. This is the result of recognition of initial fees on the four stores that opened during first quarter 1999 as well as recognition of the Development Agent ("DA") portion of the initial fee at the time the company paid the DA. The DA portion of the initial fee is due not later than twenty days following receipt of the signed franchise agreement and the initial fee from the franchisee. In first quarter 1999 there were ten such initial fees compared to five in first quarter 1998.

o A $35,976 or 21.3% increase in Advertising fees is the result of an increase in the number of stores which are generally required to pay advertising fees equal to the greater of $100 per week or 3 1/2% of total weekly adjusted gross sales, as well as an overall increase in store sales.

o A $116,876 or 67% decrease in Equipment & Restaurant Sales is the result of the continuing trend toward building the lower cost non-traditional Tubby's Sub Shops rather than the traditional Tubby's Sub Shop. In addition, many of the new franchisees, particularly the growing number of out-of-state stores, are electing to handle store construction/improvments on their own rather than using the Subline Company, reducing purchases from Subline to equipment only.

o A $45,144 or 63% decrease in Commissions & Other Fees resulting primarily from the vendor commissions being recognized in SDS (effective February 1, 1998) as a reduction of Cost of Product Sales rather than as a source of income.

Total Costs & Expenses increase by $850,848 or 69.5%. The percentage of Total Costs and Expenses to Total Revenue decreased from 98% 1998 to 96% in 1999. Operating Income increased to $83,992 as compared to $26,628 in the prior year.

o Cost of Product Sales decreased from 80% in the first quarter of 1998 to 75% in the first quarter of 1999. This is the result of ongoing purchase price negotiations as well as volume discounts.

o Operating Expenses increased by $205,050 or 32% in 1999, though as a percentage of Total Revenues the category decreased to 39% in 1999 from 51% in 1998. This percentage decrease in Operating Expenses reflects the increased utilization of existing resources and the fixed nature of certain ongoing expenses. The significant changes in operating expenses include an increase of $100,150 (275%) in outbound freight related to three months versus one month of SDS operations, an increase of $85,107(68%) in advertising expenses, an increase of $27,392 (466%) in commissions paid to Development Agents, a $10,477 (25%) decrease in Depreciation, and a decrease of $16,299 (109%) in Bad Debts.

o Cost of Food Sales as a percentage of Food Sales decreased from 69% in first quarter 1998 to 66% in first quarter 1999. The first quarter 1998 included operations of one company-owned store which due to its physical layout had higher than normal labor costs. That store was closed in June of 1998 as a result of a lease non-renewal, and therefore, first quarter 1999 did not include operations of that higher cost store.

o Cost of Equipment Sales decline as a percentage of Equipment & Restaurant Sales from 85% in 1998 to 82% in 1999 reflecting increased gross profit margins.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents, Certificates of Deposit, and Investments increased by $119,537 for the three months ended February 28,1999, as compared with an decrease of $407,362 for the three months ended February 28, 1998. The current period increase in the Company's cash position resulted primarily from Net income of $63,102 and non-cash expenses of depreciation and amortization of $31,506 and estimated federal tax expense of $32,508.

In addition to the four new restaurants that opened in the first quarter of 1999, eight new Tubby's Sub Shops are expected to open by the end of the second quarter, and four franchise agreements have been signed with projected opening dates in the third and fourth quarter. All restaurants scheduled to be opened by the end of 1999 are expected to be owned and operated by franchisees. These stores have elected to contract construction or improvements themselves rather than using the Subline Company to do it. If these stores open as planned, the Company may realize operating income from the sale of equipment of about $4,500 from each store, as well as initial licensing fees, and ongoing monthly royalty and advertising fees.

The company believes it has sufficient liquidity to meet the operating needs of the company in 1999. The Company maintains a $250,000 revolving line of credit with a local financial institution. This line of credit can be drawn upon as needed to meet future cash requirements. As of April 13, 1999, the entire line of credit was available to the Company.

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

In December 1998, the Company and Interfoods of America, Inc. ("Interfoods") entered into a proposed merger agreement which is subject to, among other things, approval by the shareholders of both parties. Under the terms of the proposed merger, Tubby's shall issue to Interfoods one new share of common stock (after giving effect to a planned one for five reverse stock split by Tubby's) for each two shares of outstanding Interfoods stock. The surviving corporation (Tubby's) will have approximately 3,300,000 outstanding shares (of which Tubby's shareholders will own approximately nineteen percent). Simultaneously with the merger, the surviving corporation (Tubby's) shall change its name to Interfoods of America, Inc. and shall sell all of Tubby's pre-merger assets to a related entity, the principles of which include certain members of Tubby's current management, at a purchase price of $2,500,000. The cash flow impact of this agreement includes Tubby's portion of merger costs such as legal, accounting and other professional fees which is limited to $50,000 by the agreement.

Year 2000

The Company, like most owners of computer hardware and software, will be required to modify certain portions of its hardware and software so that it will function properly in the year 2000. The Company is evaluating its system as to year 2000 compliance. Most of the company's hardware is year 2000 compliant. The Company has no custom programmed software. The Company has received a letter of assurance from the unrelated company that handles SDS warehousing and distribution that their system is year 2000 compliant. The Company plans to contact other third party vendors to evaluate their year 2000 compliance status. Management believes that year 2000 costs will be immaterial, however, due to the complexities involved, management cannot provide assurances that the year 2000 issue will not have an impact on the Company's operation.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

            None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits submitted with this report.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the three months ended February 28, 1999.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SIGNATURES.


                                            TUBBY'S, INC.



                                                    Robert M. Paganes
                                            -----------------------------
                                            By:   Robert M. Paganes
                                                  President/CEO
Dated:  April 13, 1999



                                                     Theresa M. Borto
                                            -----------------------------
                                            By:   Theresa M. Borto
                                                  Chief Financial Officer
Dated:  April 13, 1999