Form 10-Q
period 1999-05-13
TUBBYS INC
filed 1999-07-19
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999
                               ------------
     OR

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

         Yes _X_     No ___


As of July 15, 1999, there were 2,583,114 shares of common stock outstanding.




                                    INDEX

                        TUBBY'S, INC. AND SUBSIDIARIES


                                                                Page No.
                                                                --------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets,
          May 31, 1999 and November 30, 1998                        3-4

          Consolidated Statements of Operations,
          Three Months and Six Months Ended May 31, 1999
          and May 31, 1998                                            5

          Consolidated Statements of Cash Flows,
          Six Months Ended May 31, 1999 and
          May 31, 1998                                                6

          Notes to Consolidated Financial Statements                7-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            9-12


PART II - OTHER INFORMATION

Item 4.   Submission of matters to vote of Securities Holders       13

Item 6.   Exhibits and Reports on Form 8-K                          13

Signatures                                                          13





PART I - FINANCIAL INFORMATION
ITEM  I - FINANCIAL STATEMENTS (UNAUDITED).

                     Tubby's INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                     May 31,     November 30,
                                                      1999         1998
ASSETS                                             (Unaudited)     (Note)
------------------------------------------         -----------  -------------
Current Assets
         Cash and Equivalents                      $  894,704   $  692,196
         Certificate of Deposit                       111,199      111,199
         Accounts Receivable - Trade,
          less allowance for doubtful
          accounts of $60,080 and $59,580             728,639      702,990
         Inventories                                  357,293      328,280
         Prepaid expenses and other                    54,588       93,289
         Notes receivable                              55,256       59,721
                                                   ----------   ----------

Total Current Assets                                2,201,679    1,987,675
                                                   ----------   ----------

Property and Equipment
         Land                                         187,684      187,684
         Buildings and Improvements                   689,514      689,514
         Equipment                                    499,572      498,354
         Furniture and Fixtures                       142,649      140,815
         Vehicles                                      11,509       11,509
                                                   ----------   ----------
                                                    1,530,928    1,527,876
         Less: accumulated depreciation               906,916      861,659
                                                   ----------   ----------

Net Property & Equipment                              624,012      666,217
                                                   ----------   ----------

Other Assets
         Goodwill, less amortization of
            $214,586 and $112,370                     161,450      263,666
        Notes Receivable, less allowance
            for doubtful accounts of $20,000
            and $20,000                               386,308      408,733
                                                   ----------   ----------
Total Other Assets                                    547,758      672,399
                                                   ----------   ----------

Total Assets                                       $3,373,449   $3,326,291
                                                   ==========   ==========


         See Accompanying Notes to Consolidated Financial Statements




                     Tubby's INCORPORATED & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                  May 31,     November 30,
LIABILITIES & STOCKHOLDERS' EQUITY                  1999         1998
                                                (Unaudited)     (NOTE)
------------------------------------            -----------   ------------
Current Liabilities
  Accounts Payable                             $   314,960    $   379,176
  Accrued Liabilities:
     Compensation                                   41,623         20,738
     Other                                          32,988         24,695
  Deferred Revenue                                  44,348        114,954
  Long-Term Debt due within one year                11,988         11,455
                                               -----------    -----------

Total Current Liabilities                          445,907        551,018

Deferred Revenue                                    32,000         40,000

   Long-Term Debt, less amounts
     due in one year                               114,282        120,346
                                               -----------    -----------

Total Liabilities                                  592,189        711,364
                                               -----------    -----------

Stockholders' Equity
Common Stock, $.01 Par Value,
  6,000,000 shares authorized,
  2,583,114 issued and outstanding                  25,832         25,832
Additional Paid In Capital                       3,485,844      3,485,844
Retained Earnings (Deficit)                       (730,416)      (896,749)
                                               -----------    -----------

Total Stockholders' Equity                       2,781,260      2,614,927
                                               -----------    -----------

Total Liabilities and
  Stockholders' Equity                         $ 3,373,449    $ 3,326,291
                                               ===========    ===========


         See Accompanying Notes to Consolidated Financial Statements

                                     -4-



                        TUBBY'S, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three Months Ended            Six Months Ended
                                -------------------------    ---------------------------
                                  May 31,       May 31,        May 31,         May 31,
                                    1999         1998            1999           1998
                                (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
                                -----------   -----------    -----------     -----------
Revenues:
   Product Sales               $ 1,603,016    $ 1,264,929    $ 3,005,933    $ 1,640,737
   Franchise Fees:
      Monthly                      253,841        183,718        466,239        391,675
      Initial                       28,000         22,500         87,000         74,501
   Food Sales                      198,518        192,685        393,971        392,431
   Advertising Fees                191,099        166,171        396,198        335,294
   Equipment and Restaurant
     Sales                          34,415        112,077         91,611        286,149
   Commissions & Other Fees         59,619         38,204         86,369         70,881
                               -----------    -----------    -----------    -----------

Total Revenues                   2,368,508      1,980,284      4,527,321      3,191,668
                               -----------    -----------    -----------    -----------

Costs & Expenses:
  Cost of Product Sales          1,211,445        980,754      2,267,476      1,281,747
  Operating Expenses               859,999        815,672      1,701,825      1,452,448
  Cost of Food Sales               122,556        155,765        252,364        255,229
  Cost of Equipment &
    Restaurant Sales                30,663         81,378         77,819        228,901
                               -----------    -----------    -----------    -----------

Total Costs & Expenses           2,224,663      2,033,569      4,299,484      3,218,325
                               -----------    -----------    -----------    -----------

Operating Income (Loss)            143,845        (53,285)       227,837        (26,657)


Other Income (Expense):
   Interest Expense                 (3,025)        (1,136)        (6,054)        (4,831)
   Interest Income                  15,590         11,703         30,237         31,160
                               -----------    -----------    -----------    -----------

Total Other Income (Expense)        12,565         10,567         24,183         26,329
                               -----------    -----------    -----------    -----------

Income (Loss) Before Taxes
  on Income                        156,410        (42,718)       252,020           (328)
Taxes on Income                     53,179        (19,900)        85,687              0
                               -----------    -----------    -----------    -----------

Net Income (Loss)              $   103,231    $   (22,818)   $   166,333    $      (328)
                               ===========    ===========    ===========    ===========
Earnings (Loss) Per Share
Basic & Diluted                $      0.04    $     (0.01)   $      0.06    $      0.00
                               ===========    ===========    ===========    ===========

Weighted Average Commo
  Shares Outstanding             2,583,114      2,583,114      2,583,114      2,583,114
                               ===========    ===========    ===========    ===========

         See Accompanying Notes to Consolidated Financial Statements

                                     -5-



                     TUBBY'S INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended
                                                -----------------------
                                                  May 31,      May 31,
                                                   1999         1998
                                                ---------    ----------
Cash Flows From Operating Activities:
Net Income (Loss)                               $ 166,333    $    (328)
Adjustments To Reconcile Net Income(Loss)
To Net Cash Used and Provided By Operating
  Activities:
     Depreciation & Amortization                   61,786       78,367
     Taxes on Income                               85,687            0
Increase (Decrease) In Cash Due To
         Changes In:
              Accounts Receivable                 (25,649)    (172,927)
              Inventories                         (29,013)    (314,710)
              Prepaid Expenses & Other             38,701      (63,340)
              Accounts Payable                    (64,216)     383,618
              Accrued Liabilities                  29,178       42,906
              Deferred Revenues                   (78,606)     (35,982)
                                                ---------    ---------

Net Cash (Used In) Provided By Operating
  Activities                                      184,201      (82,396)


Cash Flows From Investing Activities
           Sale of Certificate of Deposits              0       (1,683)
           Acquisition of McTub 49% interest            0      (65,000)
             Purchase Of Property & Equipment      (3,052)     (17,111)
           Payments On Notes Receivable            26,890       45,681
                                                ---------    ---------

Net Cash (Used In) Provided by Investing
  Activities                                       23,838      (38,113)

Cash Flows From Financing Activities:
      Payments On Long-Term Debt                   (5,531)    (210,849)
                                                ---------    ---------

Net Cash (Used In) Financing Activities            (5,531)    (210,849)
                                                ---------    ---------

Net (Decrease) Increase In Cash                   202,508     (331,358)

Cash and Equivalents, at beginning of period      692,196      864,229
                                                ---------    ---------

Cash and Equivalents, at end of period          $ 894,704    $ 532,871
                                                =========    =========

         See Accompanying Notes to Consolidated Financial Statements




                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.   CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conformance with generally accepted accounting principles. In the opinion of the company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at May 31, 1999 and May 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto as of November 30, 1998 and the Form 10-KSB as of November 30, 1998.


2.   ACCOUNTING FOR INCOME TAXES

The Company has acquired net operating loss carry forwards relating to the SYF merger of approximately $670,000 which are available to offset future taxable income. However, to the extent such loss carry forwards are utilized to reduce future operating income, the related tax benefit will first be credited to goodwill until fully eliminated and then to income. In the six months ending May 31, 1999, the Company had taxable income of approximately $252,000 that resulted in a reduction of goodwill of approximately $85,700. Utilization of these losses is limited based on the taxable income generated by the activity that generated these losses and expire beginning in 1999.

The Company also has net operating loss carry forwards for tax purposes of approximately $640,000 relating to losses incurred subsequent to the SYF acquisition which expire beginning in 2006.

As a result of the proposed merger discussed in Note 4, the availability of the net operating loss carry forwards may be limited.


3.   LITIGATION

During 1998, the Company exercised its option to purchase the building that houses its corporate headquarters for a total cost of $425,000. However, the seller claimed that the Company failed to strictly comply with the written option to purchase. As a result, the Company commenced a civil action against the seller to enforce the seller's obligation to sell the building to the Company and is awaiting a trial date. If the Company prevails in its litigation, it expects to finance the cost of the building


4.   PROPOSED MERGER

On May 5, 1999, the Company announced that the proposed merger between the Company and Interfoods of America, Inc., a Miami based Popeye's Chicken franchisee, which was previously announced by both Companies on December 16, 1998, had been canceled. At the same time, the company announced a new proposed merger between it and a private Michigan corporation, R Corp, whose shareholders include certain members of Tubby's current management. Pursuant to this proposed merger, all of the shareholders of Tubby's, other than shareholders that are shareholders of R Corp, would receive cash in exchange for their shares. The Company announced that, although the price per share had not been definitively set, the shares would be valued at somewhere between eighty cents and a dollar ($.80 -- $1.00) and that, ultimately, the proposed merger would be subject to a vote of the Company's shareholders. On July 16, 1999, the Company definitively established the merger price at $1.10 per share. The proposed merger is contingent on receiving a fairness opinion from an independent valuation firm and a written commitment from a lender for adequate financing to complete the proposed merger. After those contingencies are satisfied, the Company intends to file a preliminary Proxy Statement and to present the proposed merger for a vote of the Company's Shareholders.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's Form 10-KSB and audited financial statements and notes thereto for the fiscal year-ended November 30, 1998.

FINANCIAL CONDITION

Cash and Equivalents, Certificates of Deposit, and Investments increased by $202,508 for the six months ended May 31,1999, compared with a decrease of $331,358 for the six months ended May 31, 1998. The current period increase in the Company's cash position resulted primarily from net income of $166,333, non-cash expenses of depreciation and amortization of $61,786 and federal tax expense of $85,687 and from decreases in accounts payable of $64,216 and in deferred revenue of $78,606.

Consolidated Revenues increased by $1,335,653 primarily as a result of an increase in SDS Product Sales of $1,365,196. Consolidated Expenses increased by $1,081,159 primarily due to an increase in Cost of Product Sales of $985,729. Other fluctuations of lesser significance are explained below.

The Company opened ten new franchised stores during the first six months of 1999 compared to six stores in the first six months of 1998 and has signed franchise agreements for an additional six with projected opening dates during the third and fourth quarter 1999. Five franchised stores were closed during the first six months of 1999 compared to three in 1998 and one previously closed store was re-opened.

At May 31, 1999, the Company operated three restaurants and franchised ninety-one restaurants. Franchised restaurants are located in Michigan, Missouri, Nebraska, Iowa, Florida, Arizona, New Jersey and the Canadian province of Ontario.

Results of operations for the three months ended May 31, 1999 as compared with the three months ended May 31, 1998.

The current three-month period shows a Net Income of $103,231 as compared to a Net Loss of $22,818 in the same three months of the prior year.

Revenues for the three months ended May 31, 1999 increased by $388,224 or 19.6% to $2,368,508. The increase in Revenues was attributable to:

o An increase in SDS Product Sales for the quarter of $338,087 or 26.7% due to additional products stocked by SDS in second quarter 1999 compared to second quarter 1998.

o Monthly Franchise Fees for the quarter were $253,841 and Advertising fees were $191,099, up 38.2% and 15.0%, respectively, from the same period last year. These increases reflect the income derived from the increased franchisee food sales resulting from the advertising efforts of the Company and the additional monthly fees derived from its new franchisees. As successful new franchised Tubby's Sub Shops are opened, Monthly Franchise Fees and Advertising fees are expected to increase, accordingly.

o Equipment and Restaurant Sales decreased $77,662 or 69.3% for the three months ended May 31, 1999 as compared to the three months ended May 31, 1998 despite the increase in the number of stores opened (six in second quarter 1999 compared to three in second quarter 1998). The decrease is a result of the continuing trend toward building the lower cost, non-traditional Tubby's Sub Shops rather than the traditional type. In addition, many of the stores opened in the second quarter 1999 were out-of-state stores which elected to handle store construction/renovations and some of the equipment purchases internally rather than through The Subline Company.

Total Costs & Expenses for the three months ended May 31, 1999 increased by $191,094 or 9.4% compared to the three months ended May 31, 1998. The increase in Total Costs was attributable to:

o Cost of Product Sales was $1,211,445 or 75.6% of Product Sales for the three months ended May 31, 1999 compared to $980,754 or 77.5% for the three months ended May 31, 1998. The increase of $230,691 represents increased sales, primarily through sales of additional stock items, during second quarter 1999 compared to second quarter 1998. The decrease in cost of product sold as a percentage of sales represents the continued efforts to provide quality products at a lower cost.

o Operating expenses increased by $44,327 or 5% reflecting increases in Advertising and Commissions paid to Development Agents and decreases in Bad Debt Expense and Shareholder Compliance Costs.

o The Cost of Restaurant Food Sales decreased in second quarter 1999, compared to 1998, by $33,209 or 21.3%. This is primarily because a company owned store, open in second quarter 1998 and incurring Cost of Food of $42,377, was closed June 1998.

o Cost of Equipment Sales increased as a percentage of Equipment & Restaurant Sales from 73% in 1998 to 89% in 1999 reflecting decreased gross profit margins.



Results of Operations for the six months ended May 31, 1999 as compared to the six months ended May 31, 1998.

The company realized Net Income of $166,333 for the six months ending May 31, 1999 as compared to a Net Loss of $(328) for the six months ending May 31, 1998.

Total Revenues for the six months ending May 31, 1999 increased by $1,335,653 or 41.8% to $4,527,321. The increase in Total Revenues was attributable to:

o An increase in Product Sales of $1,365,196 or 83.2%. The SDS inception date was February 1998; therefore, there were only four months of SDS operation in the financial results for the six months ending May 31, 1998 whereas there are six months of operations in the same period ended May 31, 1999. This represents approximately $820,000 of the increase. The balance of the increase is due to sales to new stores and sales of additional products stocked by SDS in 1999 compared to 1998.

o Monthly Franchise fees for the six months ended May 31, 1999 were $466,239 and Advertising Fees were $396,198, up 19.0% and 18.2%, respectively. These increases reflect the income derived from the increased franchisee food sales resulting from the advertising efforts of the Company and the additional monthly fees derived from its new franchisees.

o Equipment and Restaurant Sales decreased $194,538 or 68.0% for the six months ended May 31, 1999 as compared to the six months ended May 31, 1998 despite the increase in the number of stores opened (ten in 1999 compared to six in 1998). The decrease is a result of the continuing trend toward building the lower cost, non-traditional Tubby's Sub Shops rather than the traditional type. In addition, many of the stores opened in the first and second quarters of 1999 were out-of-state stores which elected to handle store construction/renovations and some of the equipment purchases internally rather than through The Subline Company.


Total Costs & Expenses for the six months ended May 31, 1999 increased by $1,081,159 or 33.6% as compared to the six months ended May 31, 1998.

o Cost of Product Sales was $2,267,476 or 75.4% of Product Sales for the six months ended May 31, 1999 compared to $1,281,747 or 78.1% for the six months ended May 31, 1998. The SDS inception date was February 1998; therefore, there were only four months of SDS operation in the financial results for the six months ending May 31, 1998, whereas there are six months of operations in the same period ended May 31, 1999. This represents approximately $641,000 of the increase. The balance of the increase is due to cost of additional products stocked by SDS in 1999 compared to 1998.

o Operating Expenses increased by $249,377 or 17.2% in the six months ended May 31, 1999. Approximately $176,700 of the increase is due to there being only four months of SDS operations included in the six months ended May 31, 1998 compared to six months included in the six months ended May 31, 1999. The balance of the increase is comprised of increases in Advertising of $89,053 and Commissions paid to Development Agents of $30,131, as well as a decrease in Shareholder Compliance Costs of $27,992 and in Bad Debts Expense of $25,204.

o Cost of Equipment Sales increased as a percentage of Equipment & Restaurant Sales from 80% for the six month period ended May 31, 1998 to 85% in 1999 reflecting decreasing gross profit margins.


LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents, Certificates of Deposit, and Investments increased by $202,508 for the six months ended May 31, 1999, compared with a decrease of $331,358 for the six months ended May 31, 1998. The current period increase in the Company's cash position resulted primarily from net income of $166,333, non-cash expenses of depreciation and amortization of $61,786 and federal tax expense of $85,687 and from decreases in accounts payable of $64,216 and in deferred revenue of $78,606.

In addition to the ten new restaurants that opened in the first six months of 1999, six new Tubby's Sub Shops are expected to open by the end of the fourth quarter. All six of these restaurants will be owned and operated by franchisees. These stores have elected to contract construction/renovations themselves rather than using The Subline Company.

The Company maintains a $250,000 revolving line of credit with a local financial institution. The line of credit can be drawn upon as needed to meet future cash requirements. As of July 15, 1999, the entire line of credit was available to the Company.

On June 30, 1999, the Company purchased one of its high volume stores from a franchisee for a total purchase price of $220,000 cash. This store will be used as the Company's primary training facility.


Year 2000

The Company, like most owners of computer hardware and software, will be required to modify certain portions of its hardware and software so that it will function properly in the year 2000. The Company is evaluating its system as to year 2000 compliance. Most of the Company's hardware is year 2000 compliant. The company has no custom-programmed software. Certain purchased software packages will need to be upgraded to the year 2000 compliant versions. The Company has received a letter of assurance from the unrelated company that handles SDS warehousing and distribution that their system is year 2000 compliant. The Company is in the process of contacting other third party vendors to evaluate their year 2000 compliance status. Management believes that year 2000 costs will be immaterial; however, due to the complexities involved, management cannot provide assurances that the year 2000 issue will not have an impact on the Company's operation.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits submitted with this report.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the three months ended May 31, 1999.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SIGNATURES.

                                    TUBBY'S, INC.

                                         /s/ Robert M. Paganes
                                         ---------------------
                                    By:  Robert M. Paganes
                                         President/Chief Executive Officer
Dated:  July 19, 1999

                                         /s/ Theresa M. Borto
                                         --------------------
                                    By:  Theresa M. Borto
                                         Chief Financial Officer
Dated:  July 19, 1999