Form 10QSB
period 1999-08-31
TUBBYS INC
filed 1999-10-15
CIK 725398

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999
                               ---------------
     OR

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

         Yes _X_     No ___


As of OCTOBER 15, 1999, there were 2,583,114 shares of common stock outstanding.




                                    INDEX

                        TUBBY'S, INC. AND SUBSIDIARIES


                                                                Page No.
                                                                --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets,
        August 31, 1999 and November 30, 1998                     3-4

        Consolidated Statements of Operations,
        Three Months and Nine Months Ended August 31, 1999
        and August 31, 1998                                         5

        Consolidated Statements of Cash Flows,
        Nine Months Ended August 31, 1999 and
          August 31, 1998                                           6

        Notes to Consolidated Financial Statements                7-8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations            9-13


PART II - OTHER INFORMATION

Item 4. Submission of matters to vote of Securities Holders        14

Item 6. Exhibits and Reports on Form 8-K                           14

Signatures                                                         14




PART I - FINANCIAL INFORMATION
ITEM  I - FINANCIAL STATEMENTS (UNAUDITED).

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                   August 31,    November 30,
                                                      1999           1998
ASSETS                                            (Unaudited)       (Note)
------                                            -----------    -----------
Current Assets
         Cash and Equivalents                     $   787,905    $   692,196
         Certificate of Deposit                       111,199        111,199
         Accounts Receivable - Trade, less
         allowance for doubtful accounts of
         $65,196 and $59,580                          757,576        702,990
         Inventories                                  394,209        328,280
         Prepaid expenses and other                    81,309         93,289
         Notes receivable                              82,941         59,721
                                                  -----------    -----------

Total Current Assets                                2,215,139      1,987,675
                                                  -----------    -----------

Property and Equipment
         Land                                         187,684        187,684
         Buildings and Improvements                   691,235        689,514
         Equipment                                    500,405        498,354
         Furniture and Fixtures                       144,835        140,815
         Vehicles                                      11,509         11,509
                                                  -----------    -----------
                                                    1,535,668      1,527,876
         Less: accumulated depreciation              (886,935)       861,659
                                                  -----------    -----------

Net Property & Equipment                              648,733        666,217
                                                  -----------    -----------

Other Assets
         Goodwill, less amortization of
            $294,984 and $112,370                     198,810        263,666
         Notes Receivable, less allowance
         for Doubtful accounts of $20,000
         and $20,000                                  373,902        408,733
                                                  -----------    -----------
Total Other Assets                                    572,712        672,399
                                                  -----------    -----------

Total Assets                                      $ 3,436,584    $ 3,326,291
                                                  ===========    ===========


         See Accompanying Notes to Consolidated Financial Statements

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                   August 31,   November 30,
                                                      1999         1998
LIABILITIES & STOCKHOLDERS' EQUITY                (Unaudited)      (NOTE)
----------------------------------                -----------   ------------
Current Liabilities
  Accounts Payable                                $  264,961    $  379,176
  Accrued Liabilities:
     Compensation                                     44,455        20,738
     Other                                            22,126        24,695
  Deferred Revenue                                    36,000       114,954
  Long-Term Debt due within one year                  12,262        11,455
                                                  ----------    ----------

Total Current Liabilities                            379,804       551,018

Deferred Revenue                                      32,000        40,000

   Long-Term Debt, less amounts
     due in one year                                 111,178       120,346
                                                  ----------    ----------

Total Liabilities                                    522,982       711,364
                                                  ----------    ----------

Stockholders' Equity
Common Stock, $.01 Par Value,
  6,000,000 shares authorized,
  2,583,114 issued and outstanding                    25,832        25,832
Additional Paid In Capital                         3,485,844     3,485,844
Retained Earnings (Deficit)                         (598,074)     (896,749)
                                                  ----------    ----------

Total Stockholders' Equity                         2,913,602     2,614,927
                                                  ----------    ----------

Total Liabilities and Stockholders' Equity        $3,436,584    $3,326,291
                                                  ==========    ==========


         See Accompanying Notes to Consolidated Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended                  Nine Months Ended
                                               --------------------------------    -----------------------------
                                                August 31,       August 31,         August 31,       August 31,
                                                   1999            1998                1999             1998
                                               (Unaudited)      (Unaudited)        (Unaudited)      (Unaudited)
                                               -----------   ------------------    -----------   ---------------
Revenues:
   Product Sales                               $ 1,611,757      $ 1,342,766        $ 4,617,690      $ 2,983,503
   Franchise Fees:
      Monthly                                      263,404          279,382            729,643          671,057
      Initial                                       24,500           36,500            111,500          111,001
   Food Sales                                      337,514          262,787            731,485          655,218
   Advertising Fees                                193,760          160,715            589,958          496,009
   Equipment and Restaurant Sales                   36,239           75,530            127,850          361,679
   Commissions & Other  Fees                        37,349           30,586            123,718          101,467
                                               -----------      -----------        -----------      -----------

Total Revenues                                   2,504,523        2,188,266          7,031,844        5,379,934
                                               -----------      -----------        -----------      -----------

Costs & Expenses:
  Cost of Product Sales                          1,185,960        1,032,572          3,453,436        2,314,319
  Operating Expenses                               831,733        1,037,137          2,533,558        2,489,585
  Cost of Food Sales                               209,835          188,644            462,199          443,873
  Cost of Equipment & Restaurant Sales              30,349           65,152            108,168          294,053
                                               -----------      -----------        -----------      -----------

Total Costs & Expenses                           2,257,877        2,323,505          6,557,361        5,541,830
                                               -----------      -----------        -----------      -----------

Operating Income (Loss)                            246,646         (135,239)           474,483         (161,896)


Other Income (Expense):
   Interest Expense                                 (2,961)          (5,817)            (9,015)         (10,648)
   Loss on disposal of assets                      (43,586)               0            (43,586)               0
   Interest Income                                  14,731           24,383             44,968           55,543
                                               -----------      -----------        -----------      -----------

Total Other Income (Expense)                       (31,816)          18,566             (7,633)          44,895
                                               -----------      -----------        -----------      -----------

Income (Loss) Before Taxes on Income               214,830         (116,673)           466,850         (117,001)
Taxes on Income                                     82,488                0            168,175                0
                                               -----------      -----------        -----------      -----------

Net Income (Loss)                              $   132,342      $  (116,673)       $   298,675      $  (117,001)
                                               ===========      ===========        ===========      ===========
Earnings (Loss) Per Share
Basic & Diluted                                $      0.05      $     (0.05)       $      0.12      $     (0.05)
                                               ===========      ===========        ===========      ===========

Weighted Average Common Shares Outstanding       2,583,114        2,583,114          2,583,114        2,583,114
                                               ===========      ===========        ===========      ===========


         See Accompanying Notes to Consolidated Financial Statements

                     TUBBY'S INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                      ------------------------
                                                      August 31,   August 31,
                                                         1999          1998
                                                      ----------   -----------
Cash Flows From Operating Activities:
Net Income (Loss)                                     $ 298,675    $(117,001)
Adjustments To Reconcile Net Income(Loss)
To Net Cash Used and Provided By
  Operating Activities:
     Depreciation & Amortization                         95,389      125,846
     Taxes on Income                                    158,729            0
     (Gain) Loss on disposal of assets                   43,586       (1,287)
Increase  (Decrease) In Cash Due To
         Changes In:
              Accounts Receivable                       (85,599)    (228,059)
              Inventories                               (65,929)    (223,859)
              Prepaid Expenses & Other                   11,980      (57,878)
              Accounts Payable                         (114,215)     293,803
              Accrued Liabilities                        21,148       41,696
              Deferred Revenues                         (86,954)     (21,863)
                                                      ---------    ---------

Net Cash (Used In) Provided By
  Operating Activities                                  276,810     (188,602)


Cash Flows From Investing Activities
           Sale of Certificate of Deposits                    0          (16)
           Acquisition of McTub 49% interest                  0      (65,000)
            Purchase of Property & Equipment           (109,462)     (19,616)
            Goodwill & Covenant not to
              Compete                                  (120,000)           0
           Payments On Notes Receivable                  42,624      129,425
           Proceeds on sale of Property                  14,098      147,138
                                                      ---------    ---------

Net Cash (Used In) Provided by Investing Activities    (172,740)     191,931

Cash Flows From Financing Activities:
      Payments On Long-Term Debt                         (8,361)    (219,036)
                                                      ---------    ---------

Net Cash (Used In) Financing Activities                  (8,361)    (219,036)
                                                      ---------    ---------

Net (Decrease) Increase In Cash                          95,709     (215,707)

Cash and Equivalents, at beginning of period            692,196      864,229
                                                      ---------    ---------

Cash and Equivalents, at end of period                $ 787,905    $ 648,522
                                                      =========    =========

         See Accompanying Notes to Consolidated Financial Statements

                        TUBBY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements do not include all of the information and footnotes necessary for the annual presentation of financial position, results of operation and cash flows in conformance with generally accepted accounting principles. In the opinion of the company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at August 31, 1999 and August 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto as of November 30, 1998 and the Form 10-KSB as of November 30, 1998.

2.   ACCOUNTING FOR INCOME TAXES

The Company has acquired net operating loss carry forwards relating to the SYF merger of approximately $670,000 which are available to offset future taxable income. However, to the extent such loss carry forwards are utilized to reduce future operating income, the related tax benefit will first be credited to goodwill until fully eliminated and then to income. In the nine months ending August 31, 1999, the Company had taxable income of approximately $466,800 that resulted in a reduction of goodwill of approximately $168,175. Utilization of these losses is limited based on the taxable income generated by the activity that generated these losses and expire beginning in 1999.

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

4.   PROPOSED MERGER

On May 5, 1999, the Company announced that the proposed merger between the Company and Interfoods of America, Inc., a Miami based Popeye's Chicken franchisee, which was previously announced by both Companies on December 16, 1998, had been canceled. At the same time, the company announced a new proposed merger between it and a private Michigan corporation, R Corp, whose shareholders include certain members of Tubby's current management. Pursuant to this proposed merger, all of the shareholders of Tubby's, other than shareholders that are shareholders of R Corp, would receive cash in exchange for their shares. The Company announced that, although the price per share had not been definitively set, the shares would be valued at somewhere between eighty cents and a dollar ($.80 -- $1.00) and that, ultimately, the proposed merger would be subject to a vote of the Company's shareholders. On July 16, 1999, the Company definitively established the merger price at $1.10 per share. The Company has received a fairness opinion from an independent valuation firm and a written commitment from a lender for adequate financing to complete the proposed merger. The Company has filed a preliminary proxy statement and a form Schedule 13-E with the Securities and Exchange Commission ("SEC"). Once the preliminary proxy statement is approved for distribution, the Company will set a date for its annual meeting at which it will present the proposed merger for a vote of the Company's Shareholders.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's Form 10-KSB and audited financial statements and notes thereto for the fiscal year-ended November 30, 1998.

FINANCIAL CONDITION

Cash and Equivalents, Certificates of Deposit, and Investments increased by $95,709 for the nine months ended August 31,1999, compared with a decrease of $215,707 for the nine months ended August 31, 1998. The current period increase in the Company's cash position resulted primarily from net income of $298,675, non-cash expenses of depreciation and amortization of $95,389 and federal tax expense of $158,729, net of a decrease in accounts payable of $114,215 and the purchase of assets, including goodwill, of $229,462.

Consolidated Revenues increased by $1,651,910 primarily as a result of an increase in SDS Product Sales of $1,634,187. Consolidated Expenses increased by $1,015,531 primarily due to an increase in Cost of Product Sales of $1,139,117. Other fluctuations of lesser significance are explained below.

The Company opened fourteen new franchised stores during the first nine months of 1999 compared to thirteen stores in the first nine months of 1998 and has signed franchise agreements for an additional five with projected opening dates during the fourth quarter 1999. Nine franchised stores were closed during the first nine months of 1999 compared to six in 1998 and one previously closed store was re-opened.

At August 31, 1999, the Company operated four restaurants and franchised eighty-nine restaurants. Franchised restaurants are located in Michigan, Missouri, Nebraska, Iowa, Florida, Arizona, New Jersey and the Canadian province of Ontario.

Results of operations for the three months ended August 31, 1999 as compared with the three months ended August 31, 1998.

The current three-month period shows a Net Income of $132,342 as compared to a Net Loss of $116,673 in the same three months of the prior year.

Revenues for the three months ended August 31, 1999 increased by $316,257 or 14.5% to $2,504,523. The increase in Revenues was attributable to:

o An increase in SDS Product Sales for the quarter of $268,991 or 20% due to additional products stocked by SDS in third quarter 1999 compared to third quarter 1998.

o Food Sales increased by $74,727 of 28.4%. This is primarily due to the acquisition of a new Company-owned store.

o Advertising fees were $193,760, up 20.6% from the same period last year. This increase reflects the income derived from the increased franchisee food sales resulting from the advertising efforts of the Company and the additional monthly fees derived from its new franchisees. In addition, there was approximately $24,000 of deferred advertising revenue in the three months ended August 31, 1998 whereas there was $0 deferred revenue at the end of the current three-month period.

o Equipment and Restaurant Sales decreased $39,291 or 52% for the three months ended August 31, 1999 as compared to the three months ended August 31, 1998 despite the increase in the number of stores opened (five in third quarter 1999 compared to two in second quarter 1998). The decrease is a result of the continuing trend toward building the lower cost, non-traditional Tubby's Sub Shops rather than the traditional type. In addition, all of the stores opened in the third quarter 1999 elected to handle store construction/renovations and some of the equipment purchases internally rather than through The Subline Company.

Total Costs & Expenses for the three months ended August 31, 1999 decreased by $65,628 or 2.8% compared to the three months ended August 31, 1998. The increase in Total Costs was attributable to:

o Cost of Product Sales was $1,185,960 or 73.6% of Product Sales for the three months ended August 31, 1999 compared to $1,032,572 or 76.9% for the three months ended August 31, 1998. The increase of $153,388 represents increased sales, primarily through sales of additional stock items, during third quarter 1999 compared to third quarter 1998. The decrease in cost of product sold as a percentage of sales represents the continued efforts to provide quality products at a lower cost.

o Operating expenses decreased by $205,404 or 19.8% reflecting primarily a decrease of approximately $181,000 in outbound freight costs due to a change of distributors.

o The Cost of Restaurant Food Sales increased in third quarter 1999, compared to 1998, by $21,191 or 11.2%. This is primarily because the company acquired an additional company-owned store, as June 30, 1999.

o Cost of Equipment Sales decreased as a percentage of Equipment & Restaurant Sales from 86% in 1998 to 84% in 1999 reflecting increased gross profit margins.

The loss on disposal of assets of $43,586 represents leasehold improvements that were abandoned when the Company closed a store. The store had been under an agreement whereby a manager would operate the store with the option to purchase. When the manager opted not to purchase, the Company decided to close the location rather than to sell it.

Results of Operations for the nine months ended August 31, 1999 as compared to the nine months ended August 31, 1998.

The company realized Net Income of $298,675 for the nine months ending August 31, 1999 as compared to a Net Loss of $(117,001) for the nine months ending August 31, 1998.

Total Revenues for the nine months ending August 31, 1999 increased by $1,651,910 or 30.7% to $7,031,844. The increase in Total Revenues was attributable to:

o An increase in Product Sales of $1,634,187 or 54.8%. The SDS inception date was February 1998; therefore, there were only seven months of SDS operation in the financial results for the nine months ending August 31, 1998 whereas there are nine months of operations in the same period ended August 31, 1999. This represents approximately $820,000 of the increase. The balance of the increase is due to sales to new stores and sales of additional products stocked by SDS in 1999 compared to 1998.

o Monthly Franchise fees for the nine months ended August 31, 1999 were $729,643, up 8.7%. The increase reflects the income derived from the increased franchisee food sales resulting from the advertising efforts of the Company and the additional monthly fees derived from its new franchisees.

o Restaurant Food Sales increased by $76,267, or 11.6% in the nine-month period ended August 31, 1999 as compared to the nine-month period ended August 31, 1998. This increase is the net effect of closing one company store in 1998 and opening another company store in 1999.

o Increase of $93,949 or 18.9% in Advertising Fees. The increase reflects the income derived from the increased franchisee food sales and the advertising efforts of the Company. In addition, the nine-month period ended August 31, 1999 reflects approximately $32,000 of revenue that was deferred from November 30, 1998.

o Equipment and Restaurant Sales decreased $233,829 or 64.7% for the nine months ended August 31, 1999 as compared to the nine months ended August 31, 1998 despite the increase in the number of stores opened (fourteen in 1999 compared to thirteen in 1998). The decrease is a result of the continuing trend toward building the lower cost, non-traditional Tubby's Sub Shops rather than the traditional type. In addition, many of the stores opened in 1999 elected to handle store construction/renovations and some of the equipment purchases internally rather than through The Subline Company.


Total Costs & Expenses for the nine months ended August 31, 1999 increased by $1,015,531 or 18.3% as compared to the nine months ended August 31, 1998.

o Cost of Product Sales was $3,453,436 or 74.8% of Product Sales for the nine months ended August 31, 1999 compared to $2,314,319 or 77.6% for the nine months ended August 31, 1998. The SDS inception date was February 1998; therefore, there were only seven months of SDS operation in the financial results for the nine months ending August 31, 1998, whereas there are nine months of operations in the same period ended August 31, 1999.

      This represents approximately $641,000 of the increase. The balance of the increase is due to cost of additional products stocked by SDS in 1999 compared to 1998.

o Operating Expenses increased by $43,973 or 1.8% in the nine months ended August 31, 1999. The increase is comprised of increases in Advertising of $94,279, and Professional Services of $45,530, as well as a decrease in Shareholder Compliance Costs of $39,362 and many small decreases reflective of management's ongoing cost control measures.

o Cost of Equipment Sales increased as a percentage of Equipment & Restaurant Sales from 81% for the nine month period ended August 31, 1998 to 85% in 1999 reflecting decreasing gross profit margins.

The loss on disposal of assets of $43,586 represents leasehold improvements that were abandoned when the Company closed a store. The store had been under an agreement whereby a manager would operate the store with the option to purchase. When the manager opted not to purchase, the Company decided to close the location rather than to sell it.


LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents, Certificates of Deposit, and Investments increased by $95,709 for the nine months ended August 31,1999, compared with a decrease of $215,707 for the nine months ended August 31, 1998. The current period increase in the Company's cash position resulted primarily from net income of $298,675, non-cash expenses of depreciation and amortization of $95,389 and federal tax expense of $158,729, net of a decrease in accounts payable of $114,215 and the purchase of assets, including goodwill, of $229,462.

In addition to the fourteen new restaurants that opened in the first nine months of 1999, five new Tubby's Sub Shops are expected to open by the end of the fourth quarter. All five of these restaurants will be owned and operated by franchisees. These stores have elected to contract construction/renovations themselves rather than using The Subline Company.

The Company maintains a $250,000 revolving line of credit with a local financial institution. The line of credit can be drawn upon as needed to meet future cash requirements. As of October 15, 1999, the entire line of credit was available to the Company.

On June 30, 1999, the Company purchased one of its high volume stores from a franchisee for a total purchase price of $220,000 cash. This store will be used as the Company's primary training facility. The acquisition resulted in $120,000 of Goodwill.


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

           (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the three months ended August 31, 1999.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SIGNATURES.

                                   TUBBY'S, INC.

                                         /s/   Robert M. Paganes
                                   --------------------------------------
                                   By:  Robert M. Paganes
                                        President/Chief Executive Officer
Dated:  October 15, 1999

                                       /s/    Peter T. Paganes
                                   --------------------------------------
                                   By:  Peter T. Paganes
                                        Vice President
Dated:  October 15, 1999