Form 10KSB
period 1999-11-30
TUBBYS INC
filed 2000-03-07
CIK 725398

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the Fiscal Year Ended November 30, 1999
                        Commission File Number 0-12706

                                TUBBY'S, INC.
                                -------------
            (Exact name of registrant as specified in its charter)

          New Jersey                                22-2166602
         -----------                                ----------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the common stock on February 18, 2000, as reported on the Over the Counter Bulletin Board was approximately $1,539,038. Shares of common stock held by each officer and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Issuer's revenues for its most recent fiscal year: $9,606,647

As of February 18, 2000, there were 2,583,114 shares of the registrant's common stock outstanding.

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

The Company develops, operates, franchises and services a system of restaurants, which prepare and serve a comprehensive menu of submarine sandwiches and related items. Tubby's submarine sandwiches are all prepared to order and many of its sandwiches are cooked on a grill. These restaurants are franchised or owned and operated as company stores. The Submarine sandwich shops are located in Michigan, Arizona, Nebraska, Missouri, Iowa, and Florida.

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

With an eye to the future, the Company sold its first Development Agent Agreement ("DA Agreement") in April of 1996. A DA Agreement confers the right to qualified persons to operate as an independent agent, on a non-exclusive basis, to develop and service the Company's franchised stores in a specific geographical area. The DA agrees that during the term of the agreement he will diligently perform his obligations on behalf of the Company to identify and assist prospective franchisees and to perform site acquisition services and supervision of franchisees operating Tubby's Sub Shop restaurants located in the territory. At November 30, 1999, the Company had four active DA Agreements representing a potential of an additional 203 Tubby's Sub Shops over the next twenty years. Stores that are expected to result from the implementation of DA Agreements are the contractual responsibility of the Development Agents ("DAs"). Tubby's anticipates that these agreements will be fulfilled on a timely basis as stipulated in their respective contracts.

In February of 1998, the Company launched a new subsidiary named SUBperior Distribution Systems, Inc. ("SDS"). SDS was formed to become a distributor of food and restaurant supplies to the franchised and Company-owned Tubby's Sub Shops. All purchasing and distribution decisions are made by SDS personnel while the warehousing and actual distribution are handled, under a negotiated contract, by an unaffiliated company experienced with food/paper product distribution.

On May 5, 1999, the Company announced that the proposed merger between the Company and Interfoods of America, Inc., a Miami based Popeye's Chicken franchisee, which was previously announced by both Companies on December 16, 1998, had been canceled. At the same time, the company announced a new proposed merger between it and a private Michigan corporation, R Corp, whose shareholders include certain members of Tubby's current management. Pursuant to this proposed merger, all of the shareholders of Tubby's, other than Robert M. Paganes, Peter T. Paganes, and Vincent J. Tatone, who are the shareholders of R Corp, would receive cash in exchange for their shares. On July 16, 1999, the Company definitively established the merger price at $1.10 per share. The Company has received a fairness opinion from an independent valuation firm and a written commitment from a lender for adequate financing to complete the proposed merger. In September of 1999, the Company filed a preliminary proxy statement and Schedule 13-E with the Securities and Exchange Commission ("SEC"). In early February 2000, the company filed its definitive proxy statement and scheduled its annual meeting for March 22, 2000, at which the shareholders will consider and vote on the proposed merger.

The continuing strategy to sell DA Agreements, in addition to single store Tubby's Sub Shop franchises, has resulted in the following achievements in 1999 and expected store openings:

Store Openings in 1999:

o   Two new single franchised stores opened in 1999.

o   Fifteen stores opened pursuant to DA Agreements in 1999.

First and Second Quarters of 2000:

o Nine new franchised stores are expected to be opened in the first and second quarters of 2000. None of these stores are pursuant to DA Agreements.

Closed and Reacquired Stores:

o Thirteen franchisee owned Tubby's Sub Shops were closed in 1999.
o One franchisee-owned Tubby's Sub Shop was reacquired as a Company-owned store in 1999.

As of November 30, 1999, a total of ninety-three restaurants were in operation consisting of two Stuff-Yer-Face restaurants, three Tubby's Express restaurants, (of which one was owned by the Company), and eighty-eight Tubby's Sub Shop restaurants, (of which three were owned by the Company). In the first and second quarters of 2000, nine new franchisee-owned Tubby's Sub Shop restaurants are expected to open.

Expansion is an important part of Tubby's growth plans. The Company carefully studies possible locations and evaluates those potential sites based on a variety of criteria including traffic patterns, population, availability of drive-thru permits and other relevant criteria. The following table shows a summary of the Company's franchise activity and Company store activity over the last five years:

                                                   Fiscal Year Ended November 30,
                                             ---------------------------------------
Tubby's/Tubby's Express/SYF Restaurants      1999     1998     1997    1996     1995
                                             ----     ----     ----    ----     ----
                                 Opened       17       10       16       7       10
                                 Closed       12       10        2       2        3
                          Ending Number       93       88       88      74       69
                          Company-owned        4        3        4       5        2

This Business Development section contains forward-looking statements that involve uncertainties. Actual results could differ materially from those in the forward-looking statements, due to a number of uncertainties, including but not limited to, those discussed below and in "Management's Discussion & Analysis of Financial Condition & Results of Operation."

Products

Tubby's restaurants offer a uniform menu, which includes over twenty different submarine and pita sandwiches cooked to order, along with french fries, onion chips and breaded mushrooms, potato chips, soup, and a full line of Pepsi-Cola soft drinks. Some restaurants also offer a line of premium ice cream that is sold in cones, desserts and take home packaging.

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

The License Agreement gives the Franchisee the right to use Tubby's trademarks, service marks and methods of operation to operate a Tubby's restaurant at a specific location that is approved by Tubby's. The initial term of a Tubby's Franchise Agreement is ten (10) years with the Franchisee generally having the option to renew. The initial license fee, which is payable upon execution of the Franchise Agreement is $15,000 for a traditional location. For non-traditional sites, such as convenience store locations, the Franchise fee is $8,000. Persons who commit to the construction of more than one franchise could have a reduced up-front franchise fee. The initial franchise fee compensates Tubby's for various services provided by Tubby's to Franchisees, such as management and operations training, review of restaurant site selection, restaurant design assistance, specifications and equipment lists, assistance in locating suppliers and operating assistance during the initial opening of a restaurant. New Tubby's License Agreements require the Franchisee to pay Tubby's a royalty equal to the greater of $100 per restaurant per week or six percent (6%) (as of January, 1996) of the Franchisee's adjusted gross weekly sales. Previously, Tubby's Licensing Agreements required the franchisee to pay Tubby's a royalty equal to the greater of $100 per restaurant per week or four percent (4%) of the Franchisee's adjusted gross weekly sales. Royalties are required to be paid on a monthly basis. Most of the already existing Franchise Agreements require the Franchisee to pay Tubby's an advertising fee equal to the greater of $50 per restaurant per week or three and one-half percent (3 1/2%) of the Franchisee's adjusted gross weekly sales. Advertising fees are required to be paid on a monthly basis. Those advertising fees are used to pay for shared production and media advertising costs and other promotional costs. The Franchise Agreement further requires the Franchisee, among other things, to comply with Tubby's standards and procedures of operation along with menu and food quality specifications, to purchase supplies from Tubby's approved sources, and to permit inspections and audits by Tubby's.

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

Advertising

Tubby's Franchisees are generally required to pay advertising fees equal to the greater of $50 per week or 3 1/2% of total adjusted gross sales of that Franchisee's restaurant, which are paid on a monthly basis. Those funds are administered by Tubby's Sub Shop Advertising Co., a subsidiary of the Company, and are used to pay for shared production and media advertising costs as well as other promotional costs. Marketing and promotion is voted on by an advertising council. This council is made up of Franchisees and employees of the Company and works with the Company in setting advertising programs and the timing of those programs.

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

The Company has two full time employees devoted exclusively to the process of marketing and advertising for its Franchisees on both an individual and on a system wide basis. As a result of the efforts of these people, and the efforts of the Advertising Council, the Company has expanded and refined its marketing efforts and in 2000 will continue its advertising campaign.

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

Employees

As of November 30, 1999, the Company employed sixteen people in the management and administration of the corporation. In addition, the Company owned three Tubby's Sub Shop restaurants, and one Tubby's Express store. These stores employ fifty-two people, including related store managers. None of Tubby's employees are covered by collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

The Company leases approximately 9,000 square feet in an office building which it uses as its headquarters and warehouse pursuant to a lease and option to purchase. Tubby's believes that these facilities offer sufficient space to allow it to conduct its business affairs. In December of 1997, the Company notified the lessor of its corporate headquarters building that it intended to exercise its option to purchase the building at a contract price of $425,000. The landlord refused to sell the building and the Company filed a legal action to compel the sale. See Item 3 Legal Proceedings for a discussion of the status of that litigation.

The Company owns one parcel of real estate. That parcel is leased to a Franchisee. All of the Company's real estate has been pledged as collateral on outstanding mortgage loans.

The Company leases all the Company stores including its Tubby's Express locations. These leases are for various terms and various expiration dates.

ITEM 3.  LEGAL PROCEEDINGS

On August 14, 1998, the Company commenced a civil action against Walter Lasko in the circuit court for the county of Macomb. The Complaint asserts claims for specific performance, equitable estoppel and unjust enrichment in connection with Mr. Lasko's refusal to honor the option to purchase the office building where its headquarters are located. The Company originally entered into a five year lease with an option to purchase the office building prior to the expiration of the lease. The Defendant claims that the Company failed to strictly comply with the written option to purchase by failing to provide a timely written notice that it was exercising the option. On January 27, 2000, the parties conducted a bench trial and are now awaiting a decision by the court.

On September 18, 1998, the Company commenced a civil action against Sun Valley Foods Company and Greg Tartarian, its President, individually in the circuit court for the Count of Macomb. The Complaint asserts claims for breach of contract, reimbursement for overpayments, fraudulent misrepresentation, and reimbursement for damaged and/or missing inventory. In the fall of 1997, the Company entered into a warehousing and distribution contract with Sun Valley and these claims arose out of Sun Valley's failure to perform pursuant to that contract. At present, the parties are completing discovery. The Company intends to pursue settlement negotiations and, if not successful, to vigorously pursue these claims through trial or arbitration.

The Company is not a party in any other litigation, other than routine litigation that is incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about February 18, 2000, the Company filed its definitive proxy statement, notice of annual meeting and related documents. The meeting has been scheduled for March 22, 2000. At the meeting, the shareholders will consider and vote upon the approval of the proposed agreement and Plan of Merger. See Item 1.

                                   Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low stock prices for the Company's $.01 par value common stock as reported by NASDAQ and the Over the Counter Bulletin Board for the fiscal years indicated.

The following quotations do not include retail mark-ups, markdowns or commissions and represent prices between dealers and not necessarily actual transactions. The past performance of the Tubby's, $.01 par value common stock is not necessarily indicative of future performance.

                    1999                                1998
                    ----                                ----
               High      Low                       High      Low
               ----      ---                       ----      ---
Quarter 1    $1         $7/16        Quarter 1    $3-1/8   $1  7/8
Quarter 2        3/4     7/16        Quarter 2     2-3/8    1  5/8
Quarter 3      13/16      1/2        Quarter 3     2         11/16
Quarter 4     1-1/32      5/8        Quarter 4     1-1/4     10/16

As of February 18, 2000, the approximate number of shareholders of record of the Company was 7,000. The Company has never paid cash dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and depends, among other factors, on earnings, capital requirements and the operating and financial condition. At the present time, the Company's anticipated financial capital requirements would be such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

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


Financial Overview

Tubby's and its consolidated subsidiaries experienced an increase in 1999 Total Revenues of $2,240,664 or 30.4%. The increase in revenues is primarily attributable to revenues generated by the distribution subsidiary, SUBperior Distribution Systems, Inc.(SDS). Other significant changes in revenues include a 41.7% increase in Food sales, an 11.8% increase in Monthly Franchise fees,a 19.8% increase in Advertising fees, a 35.6% decrease in equipment sales, and a 26.5% decrease in Commissions and other fees.

Total Costs and Expenses increased by $1,578,548, or 21%, primarily due to the costs of products sold by the distribution subsidiary. Other significant changes in Costs and Expenses include a 8.5% increase in operating expenses, a 38.4% increase in cost of food sales and a 39.5% decrease in cost of equipment sales.

Other income decreased by 57% primarily due to an increase in the Loss on the sale of fixed assets.

The Company had a net income before taxes of $574,207, in 1999 versus net loss before taxes of $31,207 in 1998.

Results of Operations - Comparison of the years ended November 30, 1999 and 1998

Tubby's and its consolidated subsidiaries experienced an increase in 1999 Total Revenues of $2,240,664 or 30.4%. The Company had income before taxes of $574,207 in 1999 versus a loss before taxes of $31,207 in 1998. Net income after taxes was $375,237 in 1999 versus net loss after taxes of $31,207 in 1998.

The increase in revenues is attributable to revenues generated by the distribution subsidiary, SDS, of $1,857,693, or 42.2%, an increase in Food sales of $325,530, or 41.7%, an increase in Monthly Franchise fees of $106,189, or 11.8%, an increase in Advertising fees of $128,405, 19.8%, a decrease in Equipment and restaurant sales of $139,409, or 35.6% and a decrease in Commissions and other fees of $29,743, or 26.5%.

The SDS inception date was February 1998; therefore, there were only ten months of SDS operation in the financial results for the twelve months ending November 30, 1998 whereas there are twelve months of operations in the same period ended November 30, 1999. This represents approximately $820,000 of the increase. The balance of the increase is due to sales to new stores and sales of additional products stocked by SDS in 1999 compared to 1998.

The increase in Food sales revenues is primarily attributable to a franchisee-owned restaurant that was acquired by the Company on June 30, 1999. The Food sales attributable to this restaurant totaled $325,186 in the five months it was operated as a Company-owned store.

The increase in Monthly Franchise and Advertising fees is a result of improved Food sales system-wide. The Company believes that this overall increase in food sales is the result of the strong Detroit area economy as well as the increased efforts of the Marketing Director in advertising and marketing Tubby's Submarine Shops and their products. The increase is also a result of opening seventeen stores in 1999 as compared to ten stores in 1998. In addition, the increase in Advertising fees reflects approximately $47,000 of revenue that was deferred from November 30, 1998.

The decrease in the Equipment and restaurant sales revenue is a result of the new franchisees, particularly the growing number of out-of-state stores, electing to handle store construction/improvements on their own rather than using the Subline Company, reducing purchases from Subline to equipment only.

Commissions and other fees are comprised of marketing rights, material sales, and rental income. The decrease of $29,743, or 26.5%, relates primarily to rental income. A franchisee-owned store that previously paid rent to Tubby's Inc. was acquired by the Company on June 30, 1999.

The Costs of SDS Product Sales increased $1,239,632 or 36.4% in 1999 with a gross margin of $1,612,642, or 25.8% as compared to a gross margin of $994,581, or 22.6% in 1998. The SDS inception date was February


1998; therefore, there were only ten months of SDS operation in the financial results for 1998 whereas there are twelve months of operations for 1999. This represents approximately $641,000 of the increase. The balance of the increase is due to cost of additional products stocked by SDS in 1999 compared to 1998.

Operating expenses increased in 1999 by $276,827 or 8.5%. The largest portion of the increase is attributable to advertising, promotional, and various marketing expenses, which increased by $153,515, or 25.6%, in 1999 as the Company expanded its marketing efforts in regions where Tubby's are located. Bad debts increased by $40,588 primarily as a result of closing all Canadian restaurants. Professional services increased by $34,326 due to additional services provided for the merger transaction (see Financial Statement Notes
Item 13) Special events expense increased by $20,310 due to the first annual SDS food show held in 1999. Salaries increased by $17,241. The increase in salaries included additional staffing related to the purchase of an additional Company-owned restaurant. Expenses related to Franchise Development decreased by approximately $30,235 primarily due to attendance at fewer trade shows.

The Cost of Food sales at Company-owned stores increased by $196,753, or 38.4% primarily due to the Company acquiring a previous franchisee-owned restaurant.

The Costs of Equipment and Restaurant Sales decreased by $134,664, or 39.5%. The gross margin for 1999 was 18% compared to 12.8% in 1998. The decrease in these costs is a result of the new franchisees, particularly the growing number of out-of-state stores, electing to handle store construction/improvements on their own rather than using the Subline Company, reducing purchases from Subline to equipment only. The Company has taken steps to improve financial results in 1999 by increasing the gross margin to cover the corresponding operating expenses.

Other Income (Expense) decreased by $56,702, or 57% in 1999 as compared to 1998. This decrease was primarily due to the loss on disposal of assets of $43,586 which represents leasehold improvements that were abandoned when the Company acquired a store from a franchisee. The store had been under an agreement whereby a franchisee would operate the store with the option to purchase. When the franchisee opted not to purchase, the Company decided to close the location rather than to sell it.

Liquidity and Capital Resources

Working capital was $2,003,281 in 1999 compared to $1,436,657 in 1998.

Cash and Equivalents increased by $303,788 when compared to 1998. This increase is composed of the following significant cash flows:

Net Cash Flows Provided by Operating Activities was $509,214 in 1999.

Operating Activities Creating Significant Cash Inflows:
o Non-cash adjustments included Depreciation and Amortization for 1999 of $165,045.
o   Provision for doubtful accounts was $92,483.
o Accounts payable increased by $44,542 as a result of additional products stocked by SDS operations.
o   Net income of $375,237
o   Taxes on income of $198,970
o   Loss on disposal of assets of $43,586

Operating Activities Creating Significant Cash Out Flows:
o Accounts receivable increased by $190,450 as a result of additional restaurants opened in 1999 and additional sales by SDS operations.
o Inventories increased by $191,133 as a result of additional products stocked and by SDS operations.
o   Deposits of $40,589.

Net Cash Flows Used By Investing Activities Was $194,133 in 1999.

Cash Flows From Investing Activities:
o   Net Proceeds From Sale Of Property and Equipment of $14,099.
o   Net Payments on Notes receivable of $30,787.

Cash Used In Investing Activities:
o   Purchases of Property and Equipment of $19,019.
o   Acquisition of store of $220,000.

Cash Flows Used in Financing Activities Was $11,293

Cash Used In Financing Activities:
o   Payments of Long-Term Debt of $11,293

The Company has identified several items that will impact cash flow and the liquidity of the Company during 2000. Those items are:

Items Creating Cash Inflows

o The Company anticipates the construction and opening of as many as nine new restaurants in the first two quarters of 2000. These stores have elected to purchase their equipment through the Subline Company. If these restaurants open as planned, the Company may realize operating income from the sale of equipment of about $11,200 from each store. The Company will also receive initial licensing fees, and ongoing monthly royalty and advertising fees.

Items Creating Cash Outflows

o In January, 1998, pursuant to its corporate headquarters lease, the Company notified its landlord of their intention to purchase the building at the contract price of $425,000. (See Financial Statement Notes Item 12 for status of purchase.) The Company has a confirmed bank commitment for funding the entire purchase. The terms of the commitment are 100% financing at a fixed rate of 8.25% for five years with a fifteen-year amortization. After five years, a new commitment will be required.

o During 1999, the Company initiated a merger transaction for the purpose of taking the Company from a public reporting company under the Securities Exchange Act of 1934 to a closely held private company. The proposed transaction would merge R-Corp, a corporation owned by members of the Company's management, into Tubby's. Tubby's would be the surviving corporation and R-Corp would no longer have any separate existence. All of the shareholders of Tubby's, other than the members of management, would receive cash from Tubby's in exchange for their shares. The members of management would not receive any cash in exchange for their Tubby's shares and would remain as Tubby's only shareholders. It is anticipated that Tubby's will finance approximately $1,770,000 and use approximately $270,000 of its operating assets in connection with the transaction.

As a result of the above sources and uses of cash and the expected continued cash flows, the Company believes it has sufficient liquidity to meet the needs of the Company in 2000. The Company maintains a $250,000 line of credit with a local financial institution to meet short-term financial needs. There were no borrowings under this agreement at November 30, 1999.

Year 2000 Costs

The Company, like most owners of computer hardware and software, was required to modify certain portions of its hardware and software so that it will function properly in the year 2000. The Company has evaluated its system as to year 2000 compliance. All of the Company's hardware was year 2000 compliant. The Company has no custom-programmed software. Certain purchased software packages have been upgraded to the year 2000 compliant versions. The work was started on September 20, 1999, and was completed November 13, 1999. All devices that may be susceptible to Y2K issues have been inventoried. The entire project took a total of 50.5 hours totaling $5,112.50. The Company had received a letter of assurance from the unrelated company that handles SDS warehousing and distribution that their system is year 2000 compliant. The Company had received responses from other third party vendors confirming that they are year 2000 compliant. Management believes that year 2000 costs were immaterial. After conducting various tests, the outside software consultant assured the Company that no Y2K system defects were anticipated. Worst case scenario would include an entire system failure. In the case of this event, the Company was prepared to operate on a manual basis during the interim of the system adjustment without any great detriment. The Company does a back up of all network files on a daily basis, which could be used to restore any lost information. To date, the Company has not experienced any problems relating to Y2K.

Impact of Inflation

The Company does not believe inflation has had a material impact on earnings during the past several years. The Company has demonstrated an ability to manage its assets, adjust retail prices, and use long-term debt for real estate holdings - made less expensive by inflation - and take such other steps as necessary to mitigate the effects of inflation.

Recent Accounting Pronouncements

Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities", was issued in April 1998 and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SOP 98-5, effective in fiscal 2000, and SFAS 133, effective in fiscal 2001, are not expected to have a material impact on the consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                           November 30,
                                                        1999         1998
                                                        ----         ----
ASSETS
Current Assets
     Cash and equivalents                            $  995,984   $  692,196
     Certificate of deposit                             111,199      111,199
     Accounts receivable - trade,
        less allowance for doubtful
        accounts of $50,070 and $59,580                 840,957      702,990
     Inventories                                        519,413      328,280
     Prepaid expenses and other                          89,295       93,289
     Notes receivable                                    58,611       59,721
                                                     ----------   ----------

Total Current Assets                                  2,615,459    1,987,675
                                                     ----------   ----------

Property and Equipment
     Land                                               187,684      187,684
     Building and improvements                          632,515      689,514
     Equipment                                          508,105      498,354
     Furniture and fixtures                             146,692      140,815
     Vehicles                                            11,509       11,509
                                                     ----------   ----------

                                                      1,486,505    1,527,876
     Less accumulated depreciation                      858,719      861,659
                                                     ----------   ----------

Net Property and Equipment                              627,786      666,217
                                                     ----------   ----------

Other Assets
     Notes receivable, less allowance for doubtful
        accounts of $60,000 and $20,000                 339,056      408,733
     Intangible assets, less accumulated
        amortization of $309,378 and $112,370           119,416      263,666
     Deposits                                            40,589           --
                                                     ----------   ----------

Total Other Assets                                      499,061      672,399
                                                     ----------   ----------

Total  Assets                                        $3,742,306   $3,326,291
                                                     ==========   ==========

             See accompanying summary of accounting policies and
                 notes to consolidated financial statements.

                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                               November 30,
                                                           1999           1998
                                                           ----           ----
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current Liabilities
     Accounts payable                                  $   423,718    $   379,176
     Accrued liabilities
     --Compensation                                         41,902         20,738
     --Other                                                44,122         24,695
     Deferred revenue                                       89,892        114,954
     Long-term debt due in one year                         12,544         11,455
                                                       -----------    -----------

Total Current Liabilities                                  612,178        551,018

Deferred Revenue                                            32,000         40,000

Long Term Debt, less amounts due in one year               107,964        120,346
                                                       -----------    -----------

Total Liabilities                                          752,142        711,364
                                                       -----------    -----------

Stockholders' Equity
     Common stock, $.01 par value, 6,000,000 shares
        authorized, 2,583,114 issued and outstanding        25,832         25,832
     Additional paid in capital                          3,485,844      3,485,844
     Retained earnings (deficit)                          (521,512)      (896,749)
                                                       -----------    -----------

Total Stockholders' Equity                               2,990,164      2,614,927
                                                       -----------    -----------


Total Liabilities and Stockholders' Equity             $ 3,742,306    $ 3,326,291
                                                       ===========    ===========

             See accompanying summary of accounting policies and
                 notes to consolidated financial statements.

                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year Ended November 30,
                                                      1999           1998
                                                      ----           ----
Revenues
     Product sales                                $ 6,255,271    $ 4,397,578
     Franchise fees
     --Monthly                                      1,002,487        896,298
     --Initial                                        131,500        139,501
     Food sales                                     1,105,448        779,918
     Advertising fees                                 777,523        649,118
     Equipment and restaurant sales                   251,902        391,311
     Commissions and other fees                        82,516        112,259
                                                  -----------    -----------

Total Revenues                                      9,606,647      7,365,983
                                                  -----------    -----------

Costs of Operations
     Cost of product sales                          4,642,629      3,402,997
     Operating expenses                             3,516,582      3,239,755
     Cost of food sales                               709,589        512,836
     Cost of equipment and
       restaurant sales                               206,533        341,197
                                                  -----------    -----------

Total Costs and Expenses                            9,075,333      7,496,785
                                                  -----------    -----------

Operating Income (Loss)                               531,314       (130,802)
                                                  -----------    -----------

Other Income (Expense)
     Interest income                                   61,693         69,951
     Interest expense                                 (11,876)       (13,829)
     Loss on disposal of assets                       (43,586)        (5,546)
     Miscellaneous                                     36,662         49,019
                                                  -----------    -----------

Total Other Income                                     42,893         99,595
                                                  -----------    -----------

Income (Loss) Before Taxes on Income                  574,207        (31,207)

Taxes on Income                                       198,970             --
                                                  -----------    -----------

Net Income (Loss)                                     375,237        (31,207)
                                                  ===========    ===========

Basic and Diluted Earnings (Loss) Per Share               .15           (.01)
                                                  ===========    ===========

Weighted Average Common Shares Outstanding          2,583,114      2,583,114
                                                  ===========    ===========

             See accompanying summary of accounting policies and
                  notes to consolidated financial statements.


                     TUBBY'S, INCORPORATED & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                   COMMON                    ADDITIONAL     RETAINED
                                   STOCK                      PAID-IN       EARNINGS
                                   SHARES        AMOUNT       CAPITAL       (DEFICIT)       TOTAL
                                   ------        ------      ----------     ---------       -----
Balance, at December 1, 1997      2,583,114   $    25,832   $ 3,485,844   $  (865,542)   $ 2,646,134

Net loss                                 --            --            --       (31,207)       (31,207)
                                -----------   -----------   -----------   -----------    -----------

Balance, at November 30, 1998     2,583,114        25,832     3,485,844      (896,749)     2,614,927

Net income                               --            --            --       375,237        375,237
                                -----------   -----------   -----------   -----------    -----------

Balance, at November 30, 1999     2,583,114   $    25,832   $ 3,485,844   $  (521,512)   $ 2,990,164
                                ===========   ===========   ===========   ===========    ===========

             See accompanying summary of accounting policies and
                 notes to consolidated financial statements.

                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended November 30,
                                                             1999         1998
                                                             ----         ----
Cash Flows From Operating Activities
     Net income (loss)                                    $ 375,237    $ (31,207)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities
          Depreciation and amortization                     165,045      136,704
          Provision for doubtful accounts                    92,483       71,896
          Loss on disposal of assets                         43,586        5,546
          Taxes on income                                   198,970           --
     Increase (Decrease) In Cash Due to Changes In
       Accounts receivable                                 (190,450)    (282,479)
       Inventories                                         (191,133)    (228,861)
       Prepaid expenses and other                             3,994      (16,457)
       Deposits                                             (40,589)          --
       Accounts payable                                      44,542      272,769
       Accrued liabilities                                   40,591        9,393
       Deferred revenue                                     (33,062)     (21,402)
                                                          ---------    ---------

Net Cash Provided By (Used In) Operating Activities         509,214      (84,098)
                                                          ---------    ---------

Cash Flows From Investing Activities
     Net payments of notes receivable                        30,787       92,508
     Proceeds from disposal of assets                        14,099      156,502
     Acquisition of store                                  (220,000)          --
     Purchase of property and equipment                     (19,019)     (37,525)
     Increase in certificate of deposit                          --       (5,769)
     Acquisition of partnership Interest                         --      (65,000)
                                                          ---------    ---------

Net Cash (Used In) Provided By Investing Activities        (194,133)     140,716
                                                          ---------    ---------

Cash Flows Used In Financing Activities
     Payments on long-term debt                             (11,293)    (228,651)

Net Increase (Decrease) In Cash and Equivalents             303,788     (172,033)
Cash and Equivalents, at beginning of year                  692,196      864,229
                                                          ---------    ---------

Cash and Equivalents, at end of year                      $ 995,984    $ 692,196
                                                          =========    =========

             See accompanying summary of accounting policies and
                 notes to consolidated financial statements.


                     TUBBY'S, INCORPORATED & SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              NOVEMBER 30, 1999


1.   SUMMARY  OF  ACCOUNTING  POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tubby's Inc., and its wholly-owned subsidiaries (the "Company" or "Tubby's"). Intercompany balances and transactions have been eliminated.

Nature of Operations

The Company's revenue is derived primarily from: (1) franchise and advertising fees for the rights to operate sit down and carry-out restaurants specializing in submarine sandwiches, hamburgers or steak sandwiches, pizzas or ice cream; (2) distribution of food and restaurant supplies to franchisees; and (3) food sales at Company owned stores. The Company and its franchisees operate restaurants in Michigan, Iowa, New Jersey, Arizona, Missouri, Florida and Nebraska.

Number of Restaurants in Operation:

                                November 30,
                                ------------
                                1999   1998
                                ----   ----
Operated by Franchisees
       Beginning of year         85     84
       Franchises opened         17     10
       Franchises closed        (13)    (9)
       End of year               89     85

Operated by the Company
       Beginning of year          3      4
       Stores opened/acquired     1      0
       Stores sold                0      0
       Stores closed              0     (1)
       End of year                4      3

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and equivalents, and accounts and notes receivable. At times such cash and equivalents in banks are in excess of the respective financial institution's FDIC insurance limit. The Company attempts to minimize credit risk by reviewing all franchisees' credit history before extending credit and by monitoring franchisees' credit exposure on a continuing basis. The Company establishes an allowance for possible losses on accounts and notes receivable, when necessary, based upon factors surrounding the credit risk of specific franchisees, historical trends and other information.

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


Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Equivalents and Certificate of Deposit

Cash and equivalents consist of cash and money market funds.

Certificates of deposit with maturity dates exceeding three months are separately classified on the balance sheet.

Inventories

Inventories include food and restaurant supplies for resale to franchisees. Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the useful lives of the assets ranging from 5 to 40 years, using the straight-line method. Depreciation expense was $99,765 and $106,843 in 1999 and 1998, respectively.

Intangible Assets

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at acquisition. Goodwill is amortized on a straight-line basis over periods ranging from fifteen to forty years.

Other intangible assets consist of a covenant not to compete, which is recorded at fair value at the date of acquisition. The covenant is amortized on a straight-line basis over two years.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was approximately $750,000 and $650,000 in 1999 and 1998, respectively.

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

Earnings Per Share

Earnings per share have been computed in accordance with Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." The following table presents the earnings per share calculations:

For the Year Ended November 30,                    1999         1998

Numerator for Basic and Diluted
    Earnings Per Share
    Net income (loss)                         $   375,237   $   (31,207)

 Denominator for Basic and Diluted
    Earnings Per Share
    Weighted average shares                     2,583,114     2,583,114

Basic and Diluted Earnings (Loss) Per Share   $       .15   $      (.01)

Options to purchase 58,967 and 64,467 shares of common stock at prices ranging from $1.50 to $8.40 in 1999 and 1998, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares.

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

Long-lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstance indicate that the carrying amount of the assets may not be recoverable. The Company evaluates whether impairment exists on the basis of undiscounted future cash flows from operations before interest for the remaining useful life of the assets. If necessary, impairment will be measured based on the difference between discounted future cash flows and the net book value of the long-lived assets. Any long-lived assets held for disposal are reported at the lower of these carrying amounts or fair value less costs to sell.

Segment Information

In fiscal 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the management approach. The management approach designates the internal organization that is used by management for making decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographical areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 14).

Recent Accounting Pronouncements

Statement of Position (SOP) 98-5, "Reporting on the Cost of Start-Up Activities", was issued in April 1998 and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. SOP 98-5, effective in fiscal 2000, and SFAS 133, effective in fiscal 2001 are not expected to have a material impact on the consolidated financial statements.


2.   INVENTORIES

     Inventories at November 30, 1999 and 1998 are summarized as follows:


                                 1999       1998
                                 ----       ----
Food and restaurant supplies   $468,733   $297,475
Other                            50,680     30,805
                               --------   --------

                               $519,413   $328,280
                               ========   ========

3.   NOTES  RECEIVABLE

Notes receivable consisted of the following at November 30, 1999 and 1998.

                                                          1999        1998
                                                          ----        ----
Note receivable, due in monthly installments
   with interest at 10%, collateralized by a second
   mortgage on property, maturing in 2007                $284,489   $307,663

Various notes receivable, due in monthly
   installments with interest at
   various interest rates up to 10%,
   collateralized by equipment,
   maturing through 2001                                  173,178    180,791
                                                         --------   --------

                                                          457,667    488,454
Less: Amounts due within one year                          58,611     59,721
      Allowance for doubtful accounts                      60,000     20,000
                                                         --------   --------

Total Notes Receivable - Noncurrent                      $339,056   $408,733
                                                         ========   ========

The Company's recorded investment in impaired loans totaled $67,000 in 1999, with $60,000 of related credit loss allowance. The Company's recorded investment in impaired loans totaled $60,000 in 1998, with a related credit loss allowance of $20,000. The average recorded investment in impaired loans during 1999 was approximately $60,000 with no related interest income recognized. The average recorded investment in impaired loans during 1998 was $51,000. Interest income on impaired loans is recognized only when payments are received.

4.   REVOLVING  CREDIT  AGREEMENT

The Company has entered into a $250,000 line-of-credit with a bank with interest payable at the bank's prime rate plus one-half percent (8.5% at November 30, 1999). Short-term borrowings are due on demand and are secured by a blanket lien on all assets of the Company and a pledged $100,000 certificate of deposit. No borrowings were outstanding under the line-of-credit at November 30, 1999 and 1998.

5.   LONG-TERM  DEBT

Long-term debt consisted of a mortgage note payable due in equal monthly installments of $1,930, including interest at 9.25%, through March 2002 at which time a balloon payment is due. Total balance outstanding on the mortgage is $120,508 and $131,801 at November 30, 1999 and 1998,
respectively.

The Company has pledged substantially all of its property and equipment as collateral for repayment of debt.

Annual maturities of long-term debt are as follows:

     2000           12,544
     2001           13,755
     2002           94,209
     ---------------------

                  $120,508
                  ========

6.   RELATED  PARTIES

Certain directors, officers and shareholders own and operate franchised stores. The following is a summary of activity with these related parties and their franchised stores as of and for the years ended November 30, 1999 and 1998.

                                                    1999         1998
                                                    ----         ----
Product sales, franchise and advertising fees   $1,083,189   $  867,809

Accounts receivable                                 66,977       55,922

7.   INCOME  TAXES

Significant components of deferred tax assets and liabilities consisted of the following at November 30, 1999 and 1998.

Deferred Tax Assets and Liabilites                      1999         1998
-----------------------------------                     ----         ----
Net operating loss carryforwards                     $ 365,000    $ 591,000
Deferred revenue                                        41,000       71,000
Depreciation                                            46,000       27,000
Allowance for doubtful accounts                         37,000       27,000
Installment sale                                       (23,000)     (25,000)
Change to Accrual Method-Section 481(a) adjustment     (10,000)     (20,000)
Other                                                       --      (23,000)
                                                     ---------    ---------

Net Deferred Tax Asset                                 456,000      648,000

Valuation allowance on net deferred tax asset         (456,000)    (648,000)
                                                     ---------    ---------
Deferred Taxes                                       $      --    $      --
                                                     =========    =========

The following reconciles the expected income tax rate to the effective income tax rate.

                                                 1999     1998
                                                 ----     ----
Income taxes at federal statutory rate           34.0%   (34.0)%
Tax expense resulting from utilization of NOLs   34.7       --
Valuation allowance adjustment                  (33.4)    (1.1)
Non-deductible goodwill and entertainment
   expenses                                       3.1     44.1
Other                                            (3.7)    (9.0)
                                                 ----     ----
Effective Tax Rate                               34.7%     0.0%
                                                 ====     ====

During 1999, the Company had taxable income of $663,000 which was offset by the utilization of net operating loss carryforwards acquired in a business combination in a prior year. Accordingly, the Company reduced the goodwill resulting from their business combination and recorded income tax expense of $198,970. At November 30, 1999, goodwill has been fully eliminated,therefore, any future utilization of the net operating loss carryforwards will reduce income tax expense.

As of November 30, 1999, the Company has net operating loss carryforwards of approximately $3,200,000 for income tax purposes. Such carryforwards expire between 2000 and 2009. Due to changes in ownership of the Company, utilization of $2,308,000 of the tax net operating loss carryforward is limited to approximately $129,000 per year. The remaining $892,000 may be utilized without limitation.

As a result of the proposed merger discussed in Note 13 of the consolidated financial statements, the availability of the net operating loss carryforwards may be limited.

8.   STOCK OPTION PLAN

The Company has stock option plans under which key employees may be granted options to purchase a specific number of shares of the Company's stock with option prices approximating market prices at the date of grant. Options are subject to the terms of each plan.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the Plan. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been the following pro forma amounts:

                              1999           1998
                              ----           ----
Net Income (Loss)
As reported              $   375,237       (31,207)
Pro forma                    375,237       (43,963)

Earnings Per Share
As reported
     Basic and diluted           .15          (.01)
Pro forma
     Basic and diluted           .15          (.02)


As of November 30, 1999, 283,383 shares were reserved under the Incentive Stock Option Plan and 83,300 were reserved under the non-statutory Incentive Stock Option Plan. A summary of the options under both plans is as follows:

                                               Weighted  Average
                                             Shares   Exercise Price
                                             ------   --------------
Incentive Stock Option Plan

Outstanding, at December 1, 1997
     (60,467 exercisable at a weighted
     average exercise price of $3.10)        73,967       3.20
     Forfeited in 1998                      (37,000)      2.70

Outstanding at November 30, 1999 and 1998
     (36,967 exercisable)                    36,967       3.62
-----------------------------------------------------------------------------

                                           Weighted Average
                                         Shares  Exercise Price
                                         ------  --------------

Non-Statutory Incentive Option Plan
Outstanding at December 1, 1997
     (20,000 exercisable at a weighted
     average exercise price of $3.60)     40,500    $  3.20
     Forfeited                           (12,000)      1.50
                                         -------    -------

Outstanding at November 30, 1998
     (28,500 exercisable)                 28,500    $  3.05
     Forfeited                            (6,500)      1.85
                                         -------    -------

Outstanding at November 30, 1999
     (22,000 exercisable)                 22,000    $  3.40
                                         =======    =======

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997: dividend yield of 0%; expected volatility of 74%; risk free interest rate of 6.2%; and expected lives of 3.3 years.

No options were granted in 1999 or 1998.

The following is a summary of stock options outstanding at November 30, 1999:

                              Options Outstanding and Exercisable
                              -----------------------------------
                                 Weighted Average   Weighted
                                    Remaining       Average
                                   Contractual      Exercise
Price Range              Number    Life (Years)      Price
-----------------------------------------------------------------

Incentive Stock Option Plan
$ 3.13-3.70              36,833          5.0         3.60
  8.40                      134          1.0         8.40
                         ------        -----        -----
                         36,967          5.0        $3.62

Non-Statutory Plan
$ 1.50                    2,000          7.0        $1.50
  3.60                   20,000          1.0         3.60
                         ------        -----        -----
                         22,000          1.5        $3.40

9. OPERATING  LEASES

The Company leases buildings, equipment, and restaurant space under various operating leases. The approximate future minimum rental payments, under all operating leases containing minimum annual rental payments, are as follows:

2000     $  69,000
2001        70,000
2002        70,000
2003        70,000
         ---------
         $ 279,000
         =========

Total rent expense under the operating leases was approximately $120,000 and $102,000 for 1999 and 1998, respectively.

10. COMMITMENT AND CONTINGENCY

In connection with the distribution of food and restaurant supplies to franchisees, the Company entered into an agreement effective November 1, 1998 with an unaffiliated entity that is experienced with multiple location institutional food distribution to provide warehouse and distribution services for the Company. Minimum annual billings to the Company for these services must be $425,000. Failure to generate the volume necessary to achieve such annual billings will constitute a termination of the agreement. In connection with such termination or if the agreement is terminated without cause by the Company prior to September 1, 2002, the Company agrees to pay the unaffiliated entity the following amounts based on specific termination dates:

o    September 1, 1999  -  August 31, 2000   -   $150,000
o    September 1, 2000  -  August 31, 2001   -   $ 75,000
o    September 1, 2001  -  August 31, 2002   -   $ 50,000


11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest during 1999 and 1998 amounted to $11,876 and $13,829, respectively. No amounts were paid for income taxes in 1999 and 1998.

12. LITIGATION

During 1998, the Company exercised its option to purchase the building that houses its corporate headquarters for a total cost of $425,000. However, the seller claimed that the Company failed to strictly comply with the written option to purchase. As a result, the Company commenced a civil action against the seller to enforce the seller's obligation to sell the building to the Company and is awaiting trial. If the Company prevails in its litigation, it expects to finance the cost of the building.

13. PROPOSED MERGER

During 1999, the Company initiated a merger transaction for the purpose of taking the Company from a public reporting company under the Securities Exchange Act of 1934 to a closely held private company. The proposed transaction would merge R-Corp, a corporation owned by members of the Company's management, into Tubby's. Tubby's would be the surviving corporation and R-Corp would no longer have any separate existence. All of the shareholders of Tubby's, other than the members of management, would receive cash from Tubby's in exchange for their shares. The members of management would not receive any cash in exchange for their Tubby's shares and would remain as Tubby's only shareholders. It is anticipated that Tubby's will finance approximately $1,770,000 and use approximately $270,000 of its operating assets in connection with the transaction.

14. SEGMENT INFORMATION

The Company has three reportable segments: franchising, product sales, and food sales. The franchising segment franchises and services a system of restaurants. The product sales segment is engaged in the distribution of food and restaurant supplies to franchisees. The food sales segment operates Company owned restaurants.

Segment information for the years ended November 30, 1999 and 1998 was as follows:


                                                      Product       Food         Eliminations
                                     Franchising       Sales        Sales             (1)          Total
                                     -----------      -------       -----        ------------      -----
1999

Net sales to external customers      $ 2,358,629    $ 6,255,271   $ 1,105,448    $        --    $ 9,606,647
Net sales to other segments              112,701        315,385            --       (428,086)            --
Operating income (loss)                  (71,660)       672,317       (69,343)            --        531,314
Depreciation and amortization             52,039            498       112,508             --        165,045
Interest expense                          11,876         16,785            --        (16,785)        11,876
Interest income                           78,405             18            55        (16,785)        61,693
Income taxes                                  --        198,970            --             --        198,970
Total assets                           2,331,342      1,075,722       345,242        (10,000)     3,742,306
Expenditures for long-lived assets        17,319             --       221,700             --        239,019

1998

Net sales to external customers      $ 2,188,488    $ 4,397,578   $   779,917             --    $ 7,365,983
Net sales to other segments               60,811        186,040            --       (246,851)            --
Operating income (loss)                 (166,903)       113,860       (77,759)            --       (130,802)
Depreciation and amortization             61,237            283        75,184             --        136,704
Interest expense                          13,829         23,483            --        (23,483)        13,829
Interest income                           92,825            576            33        (23,483)        69,951
Income taxes                                  --             --            --             --             --
Total assets                           2,183,433        850,992       301,866        (10,000)     3,326,291
Expenditures for long-lived assets        26,869          1,807         8,849             --         37,525

(1) Includes the elimination of intersegment transactions.

The Company has no long-lived assets outside of the United States, and no significant export sales or foreign operations.


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Tubby's, Inc. and Subsidiaries
Sterling Heights, Michigan

We have audited the accompanying consolidated balance sheets of Tubby's, Inc. and Subsidiaries as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tubby's, Inc. and Subsidiaries at November 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                     BDO Seidman, LLP


Troy, Michigan
January 20, 2000

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no information required to be reported hereunder.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All of the executive officers of Tubby's as of February 18, 2000 are shown below. Each of the executive officers has a term of one year or until their successors are duly elected.

           NAME/AGE                POSITION HELD WITH REGISTRANT
           --------                -----------------------------
     Robert M. Paganes/43          President and Chief Executive Officer
     Peter T. Paganes/57           Vice President
     Vincent J. Tatone/43          Secretary
     Aspacia Owens/28              Controller

Messrs. Paganes are brothers and shareholders of the Company. There are no other relationships among the executive officers.

Robert M. Paganes was a founder of Tubby's Sub Shops, Inc. which was formed in December, 1977. Mr. Paganes has been an Officer and Director of Tubby's, Inc. since May of 1986. Since 1979, Mr. Paganes has also been an owner and operator of Tubby's Submarine Shop franchises in the Detroit, Michigan area. From 1990 through June 9, 1994 Mr. Paganes was Vice President and Secretary of the Company. On June 10, 1994, Mr. Paganes was appointed President and on August 12, 1994, he was appointed Chief Executive Officer of the Company.

Peter T. Paganes has been a Vice President and Director of Tubby's, Inc. since May of 1986. In May of 1990, Mr. Paganes was appointed as Vice Chairman of the Board of the Company. Mr. Paganes was a founder of Tubby's Sub Shops, Inc., which was incorporated in December 1977. Mr. Paganes has also been an owner and operator of Tubby's Submarine Shop franchises in the Detroit, Michigan area since 1973. On August 12, 1994 Mr. Paganes was elected as Chairman of the Board of the Company.

Vincent J. Tatone was appointed to the Board of Directors of the Company in January of 1993. Mr. Tatone graduated, cum laude, from the University of Detroit Law School in 1985. After serving a two-year appointment as a law clerk at the Michigan Supreme Court, Mr. Tatone engaged in the private practice of law. Mr. Tatone became General Counsel to the Company in April of 1994, and was elected as Secretary of the Company on August 12, 1994.

Aspacia T. Owens was appointed the Controller of Tubby's Inc. in September of 1999. Prior to her employment at Tubby's, Ms. Owens was a Staff Accountant for automotive companies such as Curtron Inc. employed only from December of 1997 until May of 1998 due to the company going out of business and Peregrine Warren Operations employed from October of 1992 to October of 1997.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation:

The following table sets forth compensation awarded to, earned by or paid to the Company's president and Chief Executive Officer. No other officer of the Company earned a salary and bonus of more than $100,000 during the Company's fiscal year ending November 30, 1999. The Company did not grant any options, restricted stock awards or stock appreciation rights, nor pay compensation that would qualify as "All Other Compensation", nor did the Company make payments to any Executive Officer earning an annual salary or bonus in excess
of $100,000, which may be categorized as "Other annual Compensation" or "LTIP Payouts", during the Company's fiscal year ended November 30, 1999.

           Name and Principal Position                Fiscal Year   Salary($)
           ----------------------------               -----------   ---------
Robert M. Paganes, President & Chief Executive Officer    1999       106,000
                                                          1998        76,000
                                                          1997        70,000

No Stock options were granted to the above-named Executive Officer during the fiscal year ended November 30, 1999.

Compensation of Directors:

No fees were paid to the independent, non-employee Directors for 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is certain information concerning management and other persons who are known by the Company to own beneficially more than 5% of the Company's Common stock, $0.01 par value, on November 30, 1999.

                               Amount and Nature    Percent of
    Name of Beneficial Owner     of Ownership(1)    Class (2)
    ------------------------   ------------------   ----------

Robert M. Paganes.................. 259,775           10.0%
6029 E. Fourteen Mile Road          President
Sterling Heights, MI 48312          Director

Peter T. Paganes................... 191,400            7.4%
6029 E. Fourteen Mile Road          Vice President
Sterling Heights, MI 48312          Director

Vincent J. Tatone.................. 50,000            3.1%(3)
6029 E. Fourteen Mile Road          Secretary
Sterling Heights, MI 48312          Director

Ronald Boraks...................... 0                 0.0%(4)
38345 W. Ten Mile Road              Director
Farmington Hills, MI 48335

J. Thomas Paganes.................. 187,738           7.3%
38633 Moravian                      Shareholder
Mt. Clemens, MI 48043

All Executive Officers and
Directors as a Group (4 persons)... 501,175          19.4%

(1) The nature of ownership is sole voting and investment power unless other wise indicated.

(2) As of February 18, 2000.

(3) Pursuant to the rules of the Securities and Exchange commission, the Company's Common Stock which is not outstanding but which is subject to options exercisable within sixty days is deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by the optionee, but not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Vincent J. Tatone has an option to purchase 30,000 shares of Common Stock under Tubby's Statutory Employee Stock Option Plan.

(4) Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Peter T. Paganes and Robert M. Paganes are directors, officers and shareholders of the Company and J. Thomas Paganes, their brother, is a shareholder of the Company. They each own and operate franchised stores.

Amounts included in Accounts Receivable
  at November 30, 1999.................          $   66,977

Amounts included in Revenues for the
  year ended November 30, 1999.........          $1,083,189

Prior to January 1, 1993, the above persons had an exemption from paying royalties on their stores. Effective January 1, 1993, this exemption was limited to previously existing stores and was discontinued until such time as these persons were not employed by the Company. Each of the above persons is in full compliance with all personal obligations to the Company as of November 30, 1999.

As of November 30, 1999, there were no officers and directors, or other related parties, of the Company that had any remaining balances regarding loans from the Company and/or credits for loans made to the Company.

The following table summarizes the amounts due as of November 30, 1999 from all stores owned by officers, directors or other related parties of the
Company:

                                                        Amounts Due from
                                         Number of          Stores at
                  Name               Franchises Owned   November 30, 1999
                  ----               ----------------   -----------------

Robert M. Paganes ...............                2          $23,268
Peter T, Paganes ................                1          $16,615
                                           -------          -------
        Amounts due from Officers
          and Directors .........                3          $39,883
J. Thomas Paganes ...............                3          $27,094
                                           -------          -------
        Amount Due from Officers,
          Directors and
          other related parties .                6          $66,977
                                           =======          =======

ITEM 13. EXHIBITS AND REPORTS ON 8K
                                                                       Page
                                                                       ----
(a)  Documents filed as a part of this report:

(1)  Financial Statements:

     Consolidated Balance Sheets as of November 30, 1999 and 1998....14, 15

     Consolidated Statements of Operations for the Years Ended
     November 30, 1999 and 1998..........................................16

     Consolidated Statements of Stockholders' Equity for the
     Years Ended November 30, 1999 and 1998..............................17

     Consolidated Statements of Cash Flows for the Years Ended
     November 30, 1999 and 1998..........................................18

     Notes to Consolidated Financial Statements..........................19

     Report of Independent Certified Public Accountants..................28

     (b) Reports on Form 8-K

No reports were filed on form 8-K during the last quarter of the period covered by this report.

     (c) Exhibits:

         Name/Type of Exhibit
         --------------------
         21       Subsidiaries of the registrant
         23       Consent of independent certified public accountants
         27       Financial Data

                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                TUBBY'S, INC.


                                /s/ Robert M. Paganes
                                --------------------------------------------
                                By:      Robert M. Paganes
                                Its:     President & Chief Executive Officer


                                /s/ Aspacia T. Owens
                                --------------------------------------------
                                By:      Aspacia T. Owens
                                Its:     Controller



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


SIGNATURE                     TITLE                                             DATE
---------                     -----                                             ----
/s/ Peter T. Paganes          Chairman of the Board, Vice-President             02/25/00
------------------------

/s//s/ Robert M. Paganes      President, Chief Executive Officer, Director      02/25/00
------------------------

/s/ Vincent J. Tatone         Secretary, Director                               02/25/00
------------------------

/s/ Ronald D. Boraks           Director                                         02/25/00
------------------------

